Form 10-Q
period 1996-03-31
UROMED CORP
filed 1996-05-15
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


                        Commission file number 000-23266





                               UroMed Corporation
             (Exact name of registrant as specified in its charter)




          Massachusetts                                     04 - 3104185
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                    64 A Street, Needham, Massachusetts 02194
                    (Address of principal executive offices)


                                 (617) 433-0033
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes       X                 No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,939,033 shares of Common stock, no par value, outstanding at May 10, 1996

                               UROMED CORPORATION
                                    FORM 10-Q

                  For the quarterly period ended March 31, 1996



                                Table of contents


                                                                                        Page No.
Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

      Balance Sheet at March 31, 1996 and December 31, 1995                               3

      Statement of Operations for the three months ended March 31, 1996 and
      March 31, 1995                                                                      4

      Statement of Cash Flows for the three months ended March 31, 1996 and
      March 31, 1995                                                                      5

      Notes to Financial Statements                                                       6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            7 - 9


Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                 9 - 10


Signatures                                                                                11



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                                  BALANCE SHEET
                                   (unaudited)


                                                                        March 31,       December 31,
                                                                          1996             1995
                                                                      ------------     ------------

                                          Assets

Current assets:
   Cash and cash equivalents                                           $  6,323,420       $18,164,829
   Short-term investments                                                50,342,895        42,262,477
   Accounts receivable, net                                                 330,388           275,071
   Inventories                                                              486,523           229,515
   Prepaid expenses and other current assets                              1,398,736           921,055
                                                                       ------------       -----------

      Total current assets                                               58,881,962        61,852,947

Fixed assets, net                                                         2,400,523         2,042,331
Other assets                                                                369,100           369,100
                                                                        -----------       -----------

                                                                        $61,651,585       $64,264,378
                                                                        ===========       ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                     $   163,318       $    355,578
   Accrued expenses                                                       3,039,757          2,054,713
   Deferred revenue                                                       1,625,000          1,750,000
   Current portion of capital lease obligations                               5,906             11,864
                                                                        -----------       ------------

      Total current liabilities                                           4,833,981          4,172,155
                                                                        -----------       ------------

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares authorized;
    none issued                                                               --              --
   Common stock, no par value; 50,000,000 shares authorized; 23,995,154 and 23,975,612 shares issued and outstanding at March 31, 1996
      and December 31, 1995, respectively                               83,565,416          83,536,698
   Additional paid-in capital                                              302,500             302,500
   Net unrealized gain (loss) on investments available-for-sale            (14,717)            159,798
   Deferred compensation                                                  (263,250)           (273,000)
   Accumulated deficit                                                 (26,772,345)        (23,633,773)
                                                                       -----------        ------------

      Total stockholders' equity                                        56,817,604          60,092,223
                                                                       -----------        ------------

                                                                       $61,651,585         $64,264,378
                                                                       ===========        ============


    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                                        Three Months Ended
                                                                              March 31,
                                                                   ----------------------------
                                                                      1996               1995
                                                                   -----------       ----------
Revenues                                                           $   657,952       $       --
                                                                   -----------       ----------

Costs and expenses:

   Cost of revenues                                                  1,330,336               --
   Research and development                                          1,758,739        1,901,578
   Marketing and sales                                               1,007,810          660,494
   General and administrative                                          539,505          492,508
                                                                    ----------       ----------
      Total costs and expenses                                       4,636,390        3,054,580
                                                                    ----------       ----------
Loss from operations                                                (3,978,438)      (3,054,580)
Interest income                                                        840,249          655,225
Interest expense                                                          (383)          (1,575)
                                                                    ----------       ----------
Net loss                                                           $(3,138,572)     $(2,400,930)
                                                                   ===========      ===========
Net loss per share                                                 $      (.13)      $     (.12)
                                                                   ===========      ===========
Weighted average common shares outstanding                          23,981,379       20,765,519
                                                                   ===========      ===========





    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                       ---------------------------
                                                                          1996             1995
                                                                       ----------      -----------
Cash flows from operating activities:
   Net loss                                                           $ (3,138,572)   $ (2,400,930)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                        147,413          64,267
      Issuance of common stock for services                                   --           175,203
      Changes in assets and liabilities:
         Increase in accounts receivable                                   (55,317)           --
         Increase in inventories                                          (257,008)           --
         Increase in prepaid expenses and other current assets            (477,681)       (237,827)
         Increase in accounts payable and accrued expenses                 792,784         285,833
         Decrease in deferred revenue                                     (125,000)           --
                                                                      ------------     -----------
            Net cash used in operating activities                       (3,113,381)     (2,113,454)

Cash flows from investing activities:
   Purchases of short-term investments, net                             (8,254,933)    (18,703,478)
   Purchases of fixed assets                                              (495,855)       (538,062)
   Increase in other assets                                                      0          (1,805)
                                                                      ------------     -----------
            Net cash used in investing activities                       (8,750,788)    (19,243,345)
                                                                      ------------     -----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                          (5,958)        (10,261)
   Proceeds from issuance of common stock, net of issuance costs            28,718           8,687
                                                                      ------------     -----------
            Net cash provided by (used in) financing activities             22,760          (1,574)
                                                                      ------------     -----------
Net decrease in cash and cash equivalents                              (11,841,409)    (21,358,373)

Cash  and cash equivalents, beginning of period                         18,164,829      42,332,175
                                                                      ------------     -----------

Cash  and cash equivalents, end of period                               $6,323,420    $ 20,973,802
                                                                      ============     ===========


Supplemental disclosure of cash flow information:
   Interest paid                                                        $      383    $      1,575




    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.    Nature of Business

UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop, manufacture and market products for the management of urological and gynecological disorders.



2.    Basis of Presentation

The balance sheet at March 31, 1996, the statement of operations for the three months ended March 31, 1996 and 1995 and the statement of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications had no impact on net loss for these periods.

The financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1995 which may be found in the Company's 1995 Annual Report to Stockholders.



3.    Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At March 31, 1996, inventories consist of the following:

   Raw materials                         $  437,966
   Work in process                           48,557
                                         ----------
                                         $  486,523
                                         ==========


4.    Net Loss Per Share

Net loss per share is determined by dividing net the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding since their inclusion would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

Since its inception in October 1990, the Company has been engaged in the design, development, manufacture and sale of products for the management of urological and gynecological disorders. The Company's first product, the Reliance(R) Urinary Control Insert, is a small, sterile, single-use balloon-tipped plug for the management of certain types of female urinary incontinence ("UI"). The Reliance Insert is currently in clinical trials in the United States and is commercially available in some European markets. The Reliance Insert product was launched in Germany in September 1995. In March 1996 the medical education phase of the commercial launch was initiated in Sweden, Norway, Denmark and Finland. Commercial launch in The Netherlands and the United Kingdom is planned for the near future. A professional launch of the Reliance Insert is scheduled for France by the fall of 1996.

The Company must obtain approval from the U.S. Food and Drug Administration ("FDA") for the Reliance Insert prior to commercialization of the product in the United States. In December 1994, the Company filed a Section 510(k) Pre-Market Notification for the Reliance Insert with the FDA. In March 1995, the Company received a letter in response from the FDA indicating that it was unable to determine whether the Company's Reliance Insert was substantially equivalent to similar, previously approved technologies, and requesting additional information from the Company in order to make this determination. In August 1995, the Company filed an updated Section 510(k) Pre-Market Notification for the Reliance Insert with the FDA. In November 1995 the Company received a letter from the FDA, in response to the Company's August 1995 submission, which presented a number of additional questions relating to the Company's 510(k) Notification. The Company filed a further updated 510(k) Notification in response to the November 1995 letter on December 27, 1995, and has responded to subsequent informal inquiries from the FDA by additional filings of information which supplement the December 27 filing. On March 26, 1996 the Company met with the staff of the FDA as part of its ongoing dialogue in connection with its 510(k) Notification. Based upon some of the comments made at the meeting, market clearance for the Reliance Insert does not appear imminent due to the range of matters being actively discussed.

There can be no assurance that the FDA will ultimately agree to accept the Company's 510(k) Notification and it remains entirely possible that the FDA will require the Company to submit a longer form Pre-Market Approval application instead of a 510(k) Notification, which could substantially prolong the FDA process. Alternatively, the Company could receive one or more additional requests for information from the FDA relating to the Company's 510(k) Notification, including a determination that more clinical data would be required, which could also have the effect of greatly delaying approval of the marketing of the Reliance Insert in the United States without offering any assurance of the eventual approval of the Company's 510(k) Notification. Accordingly, the Company cannot predict when, if ever, it will receive approval from the FDA to market the Reliance Insert in the United States.

Although FDA approval for commercialization of the Reliance Insert in the United States remains uncertain, the Company nevertheless anticipates increased expenditures on manufacturing, sales and marketing through the first half of 1997, as it moves ahead with commercialization of the product in Europe and prepares for the possibility of FDA approval. Of these planned expenditures, most are currently earmarked for anticipated commercialization of the Reliance Insert in the U.S. market.

To date, the Company has expended substantial efforts on manufacturing scale-up activities for the volumes of devices that will be required in connection with the sale of the Reliance Insert in international markets. In December 1994, the Company moved to a new facility that now houses its automated assembly and packaging equipment. Although the Company expects that this equipment will have sufficient capacity to address initial product demand, the Company expects to place orders for additional automated assembly and packaging equipment in 1996 in order to produce quantities of the Reliance Insert required for sale in the European countries covered by its distribution agreements and, if and when FDA regulatory approval is obtained, in the United States. The Company also expects to increase facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space.

In September 1995, the Company hired a Vice President of Marketing and Sales and began to increase its marketing and sales expenditures as it prepares for the possibility of regulatory approval to market the Reliance Insert in the United States. The Company currently expects this increase in marketing and sales expenditures to continue throughout 1996 as it builds a direct sales staff, adds marketing support staff and provides for advertising campaigns and other marketing programs.

Preclinical trials of the Reliance Insert began in September 1991 and limited human clinical trials began in December 1991. Currently, a multi-center clinical study is ongoing at nine sites in the United States. The Company anticipates that it will continue to increase spending in the research and development area including ongoing development and clinical spending relating to the Reliance Insert. The Company plans to increase spending for development and clinical testing of other urological and gynecological products in 1996. The Company hopes to advance these research and development projects and potential in-licensing and acquisition activities. There can be no assurance, however, that the projects in development or any potential in-licensing and acquisition activities will result in commercial products that produce significant revenues and profits for the Company.

On May 9, 1996, the Company closed an acquisition of all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including all assets relating to the Miniguard(TM) Patch, an FDA cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30 million, consisting of $7 million in cash and $23 million in common stock. The transaction will be accounted for as a purchased research and development charge, which the Company expects to take in the second quarter of 1996 (see Note 5 to Financial Statements). The Company believes that if it is successful in scaling up manufacturing for commercial production of the Miniguard Patch, and if it is successful with its market launch efforts, the product should start to make a contribution to the Company's growth as soon as late 1997.


Results of Operations

The Company had revenues of $0.7 million for the first quarter of 1996 compared to no revenues in the same period of 1995. Revenue consisted primarily of stocking shipments of the Reliance Insert which were sent to the Company's European distributors. The Reliance Insert product was launched in Germany in September 1995 and in the Nordic countries in March 1996.

Cost of revenues significantly exceeded product revenue during the first quarter of 1996 due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the period. The Company expects negative or low gross margins for the near term and, accordingly has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.

Research and development expenses decreased by 5% to $1.8 million for the first quarter of 1996 as compared to $1.9 million for the first quarter of 1995. The net decrease in research and development costs was the result of manufacturing spending, starting in the third quarter of 1995, now being included in cost of revenues due to the transition from the development stage to the commencement of commercial product manufacturing. Mostly offsetting this decrease were increases in engineering personnel, design services and prototype expenses incurred in the research and development of additional products for the management of UI and other urological and gynecological disorders.

Marketing and sales expenses increased by 43% to $1.0 million in the first quarter of 1996 as compared to $0.7 million in the first quarter of 1995. This increase was mainly the result of additional marketing personnel and related recruiting costs, increased marketing consulting expenses and increased public relations activity. These increases were partially offset by the decrease in the investment banking service fees which were incurred in connection with the signing of European distributorship agreements in 1995.

General and administrative expenses remained constant at $0.5 million for both the first quarter of 1996 and the first quarter of 1995. There were no significant fluctuations within the components of general and administrative expenses.

Interest income increased by 14% to $0.8 million for the first quarter of 1996, as compared to $0.7 million for the first quarter of 1995. The increase was attributable to the significant increase in the Company's interest-bearing cash equivalents and short-term investments as a result of the completion of a public offering of the Company's common stock in the fourth quarter of 1995, partially offset by a decrease in interest rates during this period.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $56.7 million, a decrease of $3.7 million from $60.4 million at December 30, 1995. This decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 1996 was primarily the result of operating expenses incurred and the purchase of fixed assets, which were partially offset by interest earned on investments in marketable securities. At March 31, 1996, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

Net cash used in operating activities was $3.1 million during the three months ended March 31, 1996. Accounts receivable increased by $0.1 million due to higher sales occurring near the end of the quarter ended March 31, 1996 than the quarter ended December 31, 1996. Inventories increased by $0.3 million primarily due to additional European distributors requiring region-specific packaging. Prepaid expenses and other current assets increased by $0.5 million as the result of the prepayment of insurance and an increase in interest receivable on cash, cash equivalents and short-term investments. Accounts payable and related accrued expenses together increased by $.8 million primarily as a result of expenses incurred in marketing, conducting clinical studies and for manufacturing scale-up activities. Deferred revenue decreased by $.1 million due to the recognition of revenue from a portion of the advanced payments received upon the signing of European distributorship agreements.

Net cash used in investing activities was $8.8 million during the three months ended March 31, 1996. Short-term investments increased by $8.3 million due to a shift into investments with longer maturities. Fixed assets increased by $0.5 million primarily as a result of milestone payments made on additional automated production equipment and purchases of other machinery and equipment. At March 31, 1996, the Company has outstanding commitments of $0.7 million for the purchase of machinery and equipment, against which advance and milestone payments of $0.6 million have already been made.

The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements at least through 1997. The Company's future liquidity and capital requirements depend on numerous factors, including, but not limited to, the uncertainty of FDA regulatory actions, development of the Company's marketing capability, market acceptance of the Reliance Insert product, the uncertainty of medical reimbursement, development of the Company's manufacturing capability and achieving acceptable cost of production, the uncertain protection afforded the Company by its intellectual property and patents relating to the Reliance Insert, other potential products development status, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.


Risk Factors and Cautionary Statement

From time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that the following important factors which, among others, could cause the Company's actual results for its 1996 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company, should be considered by investors when reviewing such statements:

(bullet) The uncertainty of Federal regulatory approval for the Reliance Insert. (bullet) The uncertainty that the Reliance Insert and the Miniguard Patch will gain market acceptance either among physicians or UI sufferers in the United States or in Europe.
(bullet) The dependence by the Company on the success of two products, the
         Reliance Insert and the Miniguard Parch.
(bullet) The uncertainty that the Company will be able to develop the ability to produce commercial quantities of its products and produce such quantities at an acceptable cost.
(bullet) The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing plan for the Reliance Insert and the Miniguard Patch in the United States.
(bullet) The Company's dependence on others for raw materials, including certain materials available only from single sources.
(bullet) The effect of competing products and surgical and non-surgical alternative treatments for incontinence.
(bullet) The uncertainty that the Company will be able to develop an effective distribution network and implement a successful distribution strategy for the Reliance Insert and the Miniguard Patch in Europe and elsewhere.
(bullet) The uncertain protection afforded the Company by its patents and other intellectual property relating to the Reliance Insert and the Miniguard Patch.
(bullet) The uncertainty whether the Company will be able to achieve medical reimbursement for the Reliance Insert or the Miniguard Patch in the United States or in all European markets.
(bullet) The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)Exhibits

      Exhibit No. 11. Statement Re: Computation of Net Loss Per Share Exhibit No. 24. Financial Data Schedule

   (b)Reports on Form 8-K

      On March 28, 1996, the Company filed a current report on Form 8-K disclosing that on March 26,1996, the Company issued a press release announcing that it had met with the Staff of the FDA as part of its ongoing dialogue in connection with its 510(k) application for market clearance of its Reliance Urinary Control Insert. The Company further reported that based on some of the comments made by members of the Staff of the FDA at this meeting, the Company believes that market clearance for the Reliance Insert is not likely to be imminent because there remain a range of matters that are being actively discussed by the Company and the Staff of the FDA.

      On May 14, 1996, the Company filed a current report on Form 8-K disclosing that on May 9,1996, the Company closed an acquisition of all the incontinence assets of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc. including all assets relating to the Miniguard patch, an FDA cleared prescription adhesive patch to block leakage of urine in women with mild to moderate stress incontinence.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UroMed Corporation


Date: May 15, 1996                       /s/ John G. Simon
                                         ----------------------------------
                                         John G. Simon, President and
                                         Chief Executive Officer


Date: May 15, 1996                       /s/ Paul J. Murphy
                                         ----------------------------------
                                         Paul J. Murphy, Treasurer and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)