Form 10-Q/A
period 1996-03-31
UROMED CORP
filed 1996-05-28
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q/A

                                Amendment No. 1


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,939,033 shares of Common stock, no par value, outstanding at May 10, 1996

                               UROMED CORPORATION
                                    FORM 10-Q/A


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
                                         ==========


4.    Net Loss Per Share


Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding since their inclusion would be antidilutive.

5.    Subsequent Event

On May 9, 1996, the Company closed an acquisition of all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including all assets relating to the Miniguard(TM) Patch, an FDA cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30 million, consisting of $7 million in cash and $23 million in common stock. The acquisition of this incontinence technology will be accounted for as purchased research and development, and, as a result, the Company expects to charge the purchase price to operations during the second quarter of 1996.

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


On May 9, 1996, the Company closed an acquisition of all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including all assets relating to the Miniguard(TM) Patch, an FDA cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30 million, consisting of $7 million in cash and $23 million in common stock. The transaction will be accounted for as a purchased research and development charge, which the Company expects to take in the second quarter of 1996. The Company believes that if it is successful in scaling up manufacturing for commercial production of the Miniguard Patch, and if it is successful with its market launch efforts, the product should start to make a contribution to the Company's growth as soon as late 1997.


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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)Exhibits

      Exhibit No. 11. Statement Re: Computation of Net Loss Per Share Exhibit No. 27. Financial Data Schedule

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

      On May 15, 1996, the Company filed a current report on Form 8-K disclosing that on May 9,1996, the Company closed an acquisition of all the incontinence assets of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc. including all assets relating to the Miniguard(TM) Patch, an FDA cleared prescription adhesive patch to block leakage of urine in women with mild to moderate stress incontinence.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UroMed Corporation




Date: May 20, 1996                       /s/ Paul J. Murphy
                                         ----------------------------------
                                         Paul J. Murphy, Treasurer and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)