Form 10-Q
period 1996-06-30
UROMED CORP
filed 1996-08-13
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1996

                        Commission file number 000-23266





                               UroMed Corporation
                               ------------------
             (Exact name of registrant as specified in its charter)


      Massachusetts                                             04 - 3104185
      -------------                                             ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    64 A Street, Needham, Massachusetts 02194
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (617) 433-0033
                                 ---------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                       No
                          ------------             ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 26,429,506 shares of Common stock, no par value, outstanding at July 31, 1996
 -----------------------------------------------------------------------------

                               UROMED CORPORATION

                                   FORM 10-Q

                  For the quarterly period ended June 30, 1996


                                Table of contents


                                                                                                               Page No.

Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheet at June 30, 1996 and December 31, 1995                                                    3

         Statement of Operations for the three months and six months ended June 30, 1996 and June 30, 1995       4

         Statement of Cash Flows for the six months ended June 30, 1996 and June 30, 1995                        5

         Notes to Financial Statements                                                                           6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              7 - 10



Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                                                    11


Item 6.  Exhibits and Reports on Form 8-K                                                                       11


Signatures                                                                                                      12


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                                  BALANCE SHEET
                                   (unaudited)



                                                                                              June 30,       December 31,
                                                                                                1996             1995
                                                                                            -------------    -------------

                                       Assets

Current assets:
          Cash and cash equivalents                                                         $   5,502,541    $  18,164,829
          Short-term investments                                                               40,842,728       42,262,477
          Accounts receivable, net                                                                125,119          275,071
          Inventories                                                                             280,378          229,515
          Prepaid expenses and other assets                                                     1,147,797          921,055
                                                                                            -------------    -------------

                  Total current assets                                                         47,898,563       61,852,947

Fixed assets, net                                                                               2,581,382        2,042,331
Other assets                                                                                      336,350          369,100
                                                                                            -------------    -------------

                                                                                            $  50,816,295    $  64,264,378
                                                                                            =============    =============
                        Liabilities and Stockholders' Equity

Current liabilities:
          Accounts payable                                                                  $     331,038    $     355,578
          Accrued expenses                                                                      2,882,799        2,054,713
          Deferred revenue                                                                      1,375,000        1,750,000
          Capital lease obligations                                                                  --             11,864
                                                                                            -------------    -------------

                  Total current liabilities                                                     4,588,837        4,172,155
                                                                                            -------------    -------------

Stockholders' equity:
           Preferred stock, $.01 par value; 500,000 shares authorized; none issued                   --               --
           Common stock, no par value; 50,000,000 shares authorized; 26,423,927 and 23,975,612 shares issued and outstanding at June 30, 1996 and
                   December 31, 1995, respectively                                            106,652,242       83,536,698
          Additional paid-in capital                                                              302,500          302,500
          Net unrealized gain (loss) on investments available-for-sale                            (85,959)         159,798
          Deferred compensation                                                                  (243,750)        (273,000)
          Accumulated deficit                                                                 (60,397,575)     (23,633,773)
                                                                                            -------------    -------------

                  Total stockholders' equity                                                   46,227,458       60,092,223
                                                                                            -------------    -------------

                                                                                            $  50,816,295    $  64,264,378
                                                                                            =============    =============


    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                        -------------------------      ---------------------------
                                                           1996           1995            1996            1995
                                                        ---------      ----------      -----------     ------------

Revenues                                             $    660,661    $       --      $  1,318,613    $       --
                                                     ------------    ------------    ------------    ------------

Costs and expenses:

          Cost of revenues                              1,357,288            --         2,687,624            --
          Research and development                     31,935,847       2,268,925      33,694,585       4,170,503
          Marketing and sales                           1,132,388         344,095       2,140,198       1,004,589
          General and administrative                      586,718         472,989       1,126,223         965,497
                                                     ------------    ------------    ------------    ------------

                  Total costs and expenses             35,012,241       3,086,009      39,648,630       6,140,589
                                                     ------------    ------------    ------------    ------------

Loss from operations                                  (34,351,580)     (3,086,009)    (38,330,017)     (6,140,589)

Interest income                                           726,505         658,422       1,566,754       1,313,647
Interest expense                                             (155)         (1,155)           (539)         (2,730)
                                                     ------------    ------------    ------------    ------------

Net loss                                             $(33,625,230)   $ (2,428,742)   $(36,763,802)   $ (4,829,672)
                                                     ============    ============    ============    ============



Net loss per share                                   $      (1.33)   $       (.12)   $      (1.49)   $       (.23)
                                                     ============    ============    ============    ============


Weighted average common shares outstanding             25,309,302      20,881,655      24,645,342      20,823,912
                                                     ============    ============    ============    ============





    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                                          Six Months Ended
                                                                                                             June 30,
                                                                                                   ------------    ------------
                                                                                                       1996            1995
                                                                                                   ------------    ------------
Cash flows from operating activities:
          Net loss                                                                                 $(36,763,802)  $  (4,829,672)
          Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                                         314,286         148,878
                  Issuance of common stock in connection with acquisition of technology              23,000,000           --
                  Issuance of common stock for services                                                  --             175,203
                  Changes in assets and liabilities:
                          Decrease in accounts receivable                                               149,952           --
                          Increase in inventories                                                       (50,863)          --
                          Increase in prepaid expenses and other current assets                        (226,742)       (402,553)
                          Increase in accounts payable and accrued expenses                             803,546         683,590
                          Decrease in deferred revenue                                                 (375,000)          --
                                                                                                   ------------    ------------
                                   Net cash used in operating activities                            (13,148,623)     (4,224,554)

Cash flows from investing activities:
          Sale (purchases) of short-term investments, net                                             1,173,992     (26,625,285)
          Purchase of fixed assets                                                                     (824,087)       (804,103)
          Decrease in deposits                                                                           32,750          35,150
                                                                                                   ------------    ------------
                                   Net cash provided by (used in) investing activities                  382,655     (27,394,238)
                                                                                                   ------------    ------------

Cash flows from financing activities:
          Principal payments on capital lease obligations                                               (11,864)        (18,365)
          Proceeds from issuance of common stock, net of issuance costs                                 115,544          24,481
                                                                                                   ------------    ------------
                                   Net cash provided by financing activities                            103,680           6,116
                                                                                                   ------------    ------------

Net decrease in cash and cash equivalents                                                           (12,662,288)    (31,612,676)

Cash and cash equivalents, beginning of period                                                       18,164,829      42,332,175
                                                                                                   ------------    ------------

Cash and cash equivalents, end of period                                                             $5,502,541    $ 10,719,499
                                                                                                   ============    ============
Supplemental disclosure of cash flow information:
          Interest paid                                                                              $      539    $      2,730




    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1  Nature of Business

UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop, manufacture and market products for the management of urological and gynecological disorders.


2  Basis of Presentation

The balance sheet at June 30, 1996, the statement of operations for the three months and six months ended June 30, 1996 and 1995 and the statement of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications had no impact on net loss for these periods.

The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which may be found in the Company's 1995 Annual Report to Stockholders.

3  Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At June 30, 1996, inventories consist of the following:

Raw materials                                $  260,541
Work in process                                  19,837
                                             ----------
                                             $  280,378
                                             ==========

4  Net Loss Per Share

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding since their inclusion would be antidilutive.

5  Acquisition of Technology

On May 9, 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard(TM) Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30.0 million, consisting of $7.0 million in cash and $23.0 million in common stock. The acquisition of this incontinence technology has been accounted for as purchased research and development and, as a result, the purchase price and related expenses of $0.2 million have been charged to operations in the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in October 1990, the Company has been engaged in the design, development, manufacture and sale of products for the management of urological and gynecological disorders. The Company's first product, the Reliance(R) Urinary Control Insert, is a small, sterile, single-use balloon-tipped plug for the management of certain types of female urinary incontinence ("UI"). The Reliance Insert is currently in clinical trials in the United States and is commercially available in seven European countries. During the quarter ended June 30, 1996, Astra Tech, one of the Company's European distributors, initiated the medical education phase of the commercial launch of the Reliance Insert product in the United Kingdom and The Netherlands. This launch expands upon the continuing commercial activities in Sweden, Finland, Norway, Denmark and Germany. Commercial activities are scheduled to be added in France in the last half of 1996.

On May 9, 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard(TM) Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30.0 million, consisting of $7.0 million in cash and $23.0 million in common stock. The acquisition of this incontinence technology has been accounted for as purchased research and development and, as a result, the purchase price and related expenses of $0.2 million have been charged to operations in the second quarter of 1996. (See Note 5 of Notes to Financial Statements). The Company hopes to introduce the Miniguard Patch product in the United States in late 1997 following the completion of its ongoing scale-up activities.

The Company must obtain approval from the U.S. Food and Drug Administration ("FDA") for the Reliance Insert prior to commercialization of the product in the United States. In December 1994, the Company filed a Section 510(k) Pre-Market Notification ("510(k)") for the Reliance Insert with the FDA. In March 1995, the Company received a letter in response from the FDA indicating that it was unable to determine whether the Company's Reliance Insert was substantially equivalent to similar, previously approved technologies, and requesting additional information from the Company in order to make this determination. In August 1995, the Company filed an updated 510(k) for the Reliance Insert with the FDA. In November 1995 the Company received a letter from the FDA, in response to the Company's August 1995 submission, which presented a number of additional questions relating to the Company's 510(k). The Company filed a further updated 510(k) in response to the November 1995 letter on December 27, 1995, and responded to subsequent informal inquiries from the FDA by additional filings of information which supplemented the December 27 filing.

On June 6, 1996 the Company met with the staff of the FDA as part of its ongoing dialogue in connection with its 510(k) application. At that meeting the Company was informed by the FDA of an internal ruling that the agency had erred in asking that the Reliance Insert be submitted as a 510(k) and that a Pre-Market Approval ("PMA") application is the appropriate regulatory path. This decision was reached because the Reliance Insert is a first-of-a-kind intraurethral device intended for managing female stress urinary incontinence. FDA's decision had three important implications for the Company: (1) the current Reliance Insert expedited review application was converted from the 510(k) to the PMA track; (2) the PMA application was deemed to have been already filed because in the FDA's view there are no major scientific deficiencies that may preclude making a determination assuring safety and effectiveness; and (3) the PMA application would be reviewed by a FDA panel called specifically for this purpose on July 25, 1996. FDA has said that it regrets that, after 17 months of interaction, it has converted the Reliance application to a PMA track because the agency believes a PMA application is the most appropriate regulatory path for this product category. The unusual step of conversion was taken because the FDA incorrectly advised the Company to submit a 510(k). The FDA has said that it will review the application as expeditiously as possible and that the quality of the application and the completeness of its data has allowed it to be immediately filed.

On July 25, 1996, the FDA expert advisory panel voted unanimously to recommend FDA approval of the Company's Reliance Insert PMA application. The panel recommended minor labeling modifications and that the Company undertake a post-market study. Final FDA approval, which is given or withheld solely at the discretion of the FDA itself, will be required before the Company can initiate the U.S. launch of the Reliance Insert. The Company expects that the FDA will make its final determination and ruling on approval following FDA's receipt of the expert panel's recommendation and following FDA's discussions with the Company. The Company is looking forward to working with the FDA and receiving this determination as quickly as possible. There can be no assurance however that the FDA will ultimately agree to approve the Company's PMA application and, accordingly, the Company cannot predict when, if ever, it will receive approval from the FDA to market the Reliance Insert in the United States.

The Company anticipates increased expenditures on manufacturing, sales and marketing through the first half of 1997, as it moves ahead with commercialization of the product in Europe and prepares for the possibility of FDA approval for the United States. Of these planned expenditures, most are currently earmarked for anticipated commercialization of the Reliance Insert in the U.S. market. In addition, the Company anticipates increased expenditures on manufacturing, sales and marketing of the Miniguard Patch product through 1997, as it moves ahead with manufacturing process development and scale-up and commercialization of the product for the U.S. market in late 1997.

To date, the Company has expended substantial efforts on manufacturing scale-up activities for the volumes of devices that will be required in connection with the sale of the Reliance Insert in international markets. In December 1994, the Company moved to a new facility that now houses its automated assembly and packaging equipment. Although the Company expects that this equipment will have sufficient capacity to address initial product demand, the Company expects to place additional orders for automated assembly and packaging equipment in 1996 in order to produce quantities of the Reliance Insert required for sale in the European countries covered by its distribution agreements and, if and when FDA regulatory approval is obtained, in the United States. The Company also expects to increase future facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space for both the Reliance Insert and the Miniguard Patch.

In September 1995, the Company hired a Vice President of Marketing and Sales and began to increase its marketing and sales expenditures as it prepares for the possibility of regulatory approval to market the Reliance Insert in the United States. The Company currently expects this increase in marketing and sales expenditures to continue throughout 1996 and into 1997 as it builds a direct sales staff, adds marketing support staff and provides for advertising campaigns and other marketing programs.

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

Results of Operations

The Company had revenues of $0.7 million for the second quarter of 1996 and $1.3 million for the first six months of 1996 compared to no revenues in the corresponding periods of 1995. Revenues consisted primarily of initial stocking shipments of the Reliance Insert product which were sent to the Company's European distributors and related recognition of deferred revenue from a portion of the advance payments received upon the signing of European distributorship agreements.

Cost of revenues were $1.4 million for the second quarter of 1996 and $2.7 million for the first six months of 1996. These costs significantly exceeded product revenue during the periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the periods. The Company expects negative or low gross margins for the near term and, accordingly has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.

The acquisition of incontinence technology on May 9 discussed above has been accounted for as purchased research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million have been charged to operations in the second quarter of 1996. This charge resulted in research and development expenses increasing by 1287% to $31.9 million in the second quarter of 1996 as compared to $2.3 million in the second quarter of 1995. For the first six months of 1996, this charge resulted in research and development expenses increasing by 702% to $33.7 million as compared to $4.2 million for the first six months of 1995.

Before this charge, research and development expenses decreased by 26% to $1.7 million in the second quarter of 1996 as compared to $2.3 million in the second quarter of 1995. For the first six months of 1996, research and development expenses before this charge decreased by 17% to $3.5 million as compared to $4.2 million for the first six months of 1995. These net decreases in research and development costs were the result of manufacturing spending, starting in the third quarter of 1995, now being included in cost of revenues due to the transition from the development stage to the commencement of commercial product manufacturing. Partially offsetting the decreases were increases in engineering personnel, clinical studies expenses and outside design services.

Marketing and sales expenses increased by 267% to $1.1 million in the second quarter of 1996 as compared to $0.3 million in the second quarter of 1995. For the first six months of 1996, marketing and sales expenses increased by 110% to $2.1 million as compared to $1.0 million for the first six months of 1995. This increase was the result of hiring marketing and sales personnel, public relations activities, marketing consulting fees, preparations for an advertising campaign, market research, sales training and exhibit costs.

General and administrative expenses increased 20% to $0.6 million in the second quarter of 1996 as compared to $0.5 million in the second quarter of 1995. For the first six months of 1996, general and administrative expenses increased by 10% to $1.1 million as compared to $1.0 million for the first six months of 1995. The increase in general and administrative expenses is attributable to an increase in personnel and an increase in legal expenses.

Interest income remained approximately the same at $0.7 million for the second quarter of 1996 and the second quarter of 1995. Higher average cash levels during the second quarter of 1996 were largely offset by lower interest rates on investments. For the first six months of 1996, interest income increased by 23% to $1.6 million as compared to $1.3 million for the first six months of 1995. The increase was attributable to significantly higher average interest bearing cash equivalents and short-term investments for the first six months of 1996 as a result of the completion of a public offering of the Company's common stock in the fourth quarter of 1995, partially offset by a decrease in interest rates during the period.

Net losses were $33.6 million and $2.4 million for the quarters and $36.8 million and $4.8 million for the six month periods ended June 30, 1996 and 1995, respectively. Before the charge for acquired technology mentioned above, net losses were $3.4 million and $2.4 million for the quarters and $6.6 million and $4.8 million for the six month periods ended June 30, 1996 and 1995, respectively.


Liquidity and Capital Resources

At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $46.3 million, a decrease of $14.1 million from $60.4 million at December 31, 1995. Working capital was $43.3 million at June 30, 1996 as compared to $57.7 million at December 31, 1995, a decrease of $14.4 million. These decreases in cash, cash equivalents and short-term investments and in working capital during 1996 were mainly the result of cash used in operations, including the $7.0 million cash portion of the total $30.0 million purchase price of the acquired incontinence technology discussed above. The balance of the $23.0 million purchase price consisted of 2,335,026 shares of common stock. The total purchase price was charged to operations during the second quarter of 1996. At June 30, 1996, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

Net cash used in operating activities was $13.1 million during the six months ended June 30, 1996. Accounts receivable decreased by $0.1 million due to lower sales occurring near the end of the quarter ended June 30, 1996 than the quarter ended December 31, 1995. Inventories increased by $0.1 million primarily due to additional European distributors requiring region-specific packaging. Prepaid expenses and other current assets increased by $0.2 million as the result of the prepayment of insurance and an increase in interest receivable on cash, cash equivalents and short-term investments. Accounts payable and related accrued expenses together increased by $0.8 million primarily as a result of expenses incurred in conducting clinical studies, marketing, and research and development activities. Deferred revenue decreased by $0.4 million due to the recognition of revenue from a portion of the advance payments received upon the signing of European distributorship agreements.

Net cash provided by investing activities was $0.4 million during the six months ended June 30, 1996. Short-term investments decreased by $1.2 million due to a shift into investments with shorter maturities. Fixed assets increased by $0.8 million primarily as a result of milestone payments made on additional automated production equipment and purchases of other machinery and equipment. At June 30, 1996, the Company has outstanding commitments of approximately $1.0 million for the purchase of information systems and other machinery and equipment, against which advance and milestone payments of $0.1 million have already been made.

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 1996 primarily as the result of proceeds received from the exercise of stock options and from purchases under the employee stock option plan.

The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements at least through 1997. The Company's future liquidity and capital requirements depend on numerous factors, including, but not limited to, the uncertainty of FDA regulatory actions, development of the Company's marketing capability, market acceptance of the Reliance Insert and Miniguard Patch products, the uncertainty of medical reimbursement, development of the Company's manufacturing capability and achieving acceptable cost of production, the uncertain protection afforded the Company by its intellectual property and patents relating to the Reliance Insert and Miniguard Patch, other potential products development status, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

Risk Factors and Cautionary Statement

Certain statements contained in this Quarterly Report on Form 10Q may be considered forward-looking. In addition, from time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that the following important factors, among others, could cause the Company's actual results for its 1996 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company. All of these factors should be considered by investors when reviewing such statements:

(bullet) The uncertainty of Federal regulatory approval for the Reliance Insert.

(bullet) The uncertainty that the Reliance Insert and the Miniguard Patch will gain market acceptance either among physicians or Urinary Incontinence sufferers in the United States or in Europe.

(bullet) The dependence by the Company on the success of two products, the Reliance Insert and the Miniguard Patch.

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

Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          On May 10, 1996 the Company held its Special Meeting of Stockholders to consider and vote upon the following three proposals:

          (1) A proposal to elect two (2) Class II Directors of the Company, each to hold a three-year term.

          (2) A proposal to ratify the amendment of the Company's Amended and Restated 1991 Stock Option Plan to provide for the formula grant of stock options to non-employee directors of the Company.

          (3) A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the current fiscal year.

          Results with respect to the voting on each of the above proposals were as follows:



                                                           Withheld
                                               For         Authority
                                           ----------      ---------

 (1) Election of Directors:
         David P. Fialkow                   18,786,307       239,200
         Thomas E. Tierney                  18,786,307       239,200

                                               For           Against     Abstain    No Vote
                                           ----------       ---------    -------    -------

 (2) Approval of formula option            16,637,077       2,355,088     33,342       --
 grants to non-employee directors

 (3) Approval of Price Waterhouse          19,006,557          13,750      5,200       --
 LLP as independent accountants


Item 6.  Exhibits and Reports on Form 8-K


          (a)     Reports on Form 8-K

                  (1) On May 15, 1996, the Company filed a current report on Form 8-K disclosing that on May 9, 1996, the Company acquired all the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard Patch, an FDA-cleared prescription adhesive patch to block leakage of urine in women with mild to moderate stress incontinence.

                  (2) On June 7, 1996, the Company filed a current report on Form 8-K disclosing that on that same day, the Company issued a press release announcing that it had met with the Staff of the FDA as part of its ongoing dialogue in connection with its 510(k) application for market clearance of its Reliance Urinary Control Insert.

                                   SIGNATURES
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UroMed Corporation


Date: August 8, 1996                            /s/ John G. Simon
      -----------------                        ---------------------------------
                                                  John G. Simon, President and
                                                  Chief Executive Officer


 Date: August 8, 1996                           /s/    Paul J. Murphy
      ------------------                       ---------------------------------
                                                  Paul J. Murphy, Treasurer and
                                                  Chief Financial Officer