Form 10-Q
period 1996-09-30
UROMED CORP
filed 1996-11-08
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.


                For the quarterly period ended September 30, 1996


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


                                 (617) 433-0033
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                         ---               -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
26,435,747 shares of Common stock, no par value, outstanding at October 31, 1996

                               UROMED CORPORATION
                                    FORM 10-Q

                For the quarterly period ended September 30, 1996


                                Table of contents

                                                                       Page No.

Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

            Balance Sheet at September 30, 1996 and
               December 31, 1995                                          3

            Statement of Operations for the three and
               nine months ended September 30, 1996 and 1995              4


            Statement of Cash Flows for the nine months
               ended September 30, 1996 and 1995                          5

            Notes to Financial Statements                               6 - 7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8 - 10



Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 11


Signatures                                                                12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                                  BALANCE SHEET
                                   (unaudited)



                                                                      September 30,         December 31,
                                                                           1996                 1995
                                                                    ------------------    -------------------

                                     Assets

Current assets:
       Cash and cash equivalents                                          $  9,015,166          $18,164,829
       Short-term investments                                               33,849,903           42,262,477
       Accounts receivable, net                                                189,070              275,071
       Inventories                                                             308,551              229,515
       Prepaid expenses and other assets                                       707,460              921,055
                                                                    -------------------   ------------------

            Total current assets                                            44,070,150           61,852,947

Fixed assets, net                                                            3,245,625            2,042,331
Other assets                                                                   336,350              369,100
                                                                    -------------------   ------------------

                                                                           $47,652,125          $64,264,378
                                                                    ===================   ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                  $     933,376        $     355,578
       Accrued expenses                                                      4,430,339            2,054,713
       Deferred revenue                                                        993,007            1,750,000
       Capital lease obligations                                            -                        11,864
                                                                    -------------------   ------------------

            Total current liabilities                                        6,356,722            4,172,155
                                                                    -------------------   ------------------

Stockholders' equity:
       Preferred stock, $.01 par value; 500,000 shares
          authorized; none issued                                           -                     -
       Common stock, no par value; 50,000,000 shares
          authorized; 26,430,666 and 23,975,612 shares
          issued and outstanding at September 30, 1996
          and December 31, 1995, respectively                              106,663,701           83,536,698
       Additional paid-in capital                                              737,100              302,500
       Net unrealized gain (loss) on investments available-
          for-sale                                                             (34,993)             159,798
       Deferred compensation                                                  (229,125)            (273,000)
       Accumulated deficit                                                 (65,841,280)         (23,633,773)
                                                                    -------------------   ------------------

            Total stockholders' equity                                      41,295,403           60,092,223
                                                                    -------------------   ------------------

                                                                           $47,652,125          $64,264,378
                                                                    ===================   ==================


    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                        Three Months Ended                          Nine Months Ended
                                                           September 30,                              September 30,
                                            ----------------------------------------   ----------------------------------------
                                                  1996                  1995                  1996                 1995
                                            ------------------    ------------------   -------------------   ------------------


Revenues                                          $   800,364           $   404,662          $  2,118,977          $   404,662
                                            ------------------    ------------------   -------------------   ------------------

Costs and expenses:

       Cost of revenues                             1,203,385             1,133,652             3,891,009            1,133,652
       Research and development                     2,039,275             1,273,182            35,733,860            5,443,685
       Marketing and sales                          2,785,345               439,462             4,925,543            1,444,051
       General and administrative                     822,080               476,196             1,948,303            1,441,692
                                            ------------------    ------------------   -------------------   ------------------

            Total costs and expenses                6,850,085             3,322,492            46,498,715            9,463,080
                                            ------------------    ------------------   -------------------   ------------------

Loss from operations                               (6,049,721)           (2,917,830)          (44,379,738)          (9,058,418)

Interest income                                       606,016               641,565             2,172,770            1,955,212
Interest expense                                            0                  (862)                 (539)              (3,593)
                                            ------------------    ------------------   -------------------   ------------------

Net loss                                          $(5,443,705)          $(2,277,127)         $(42,207,507)         $(7,106,799)
                                            ==================    ==================   ===================   ==================



Net loss per share                               $       (.21)          $      (.11)         $      (1.67)         $      (.34)
                                            ==================    ==================   ===================   ==================



Weighted average common shares outstanding         26,429,093            20,954,237            25,244,303           20,867,823
                                            ==================    ==================   ===================   ==================


    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                     ----------------------------------------
                                                                                              1996                 1995
                                                                                     -------------------   ------------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
       Net loss                                                                            $(42,207,507)         $(7,106,799)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                       500,788              266,978
            Issuance of common stock in connection with acquisition of technology            23,000,000                   -
            Issuance of common stock and stock options for services                             434,600              477,820
            Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                                     86,001             (227,530)
                  Increase in inventories                                                       (79,036)            (214,867)
                  (Increase)  decrease in prepaid expenses and other current assets             213,595             (436,470)
                  Increase in accounts payable and accrued expenses                           2,953,424              758,365
                  Increase (decrease) in deferred revenue                                      (756,993)           1,250,000
                                                                                     -------------------   ------------------
                        Net cash used in operating activities                               (15,855,128)          (5,232,503)

Cash flows from investing activities:
       Sale (purchases) of short-term investments, net                                        8,217,783          (32,122,513)
       Purchase of fixed assets                                                              (1,660,207)            (911,755)
       Decrease in deposits                                                                      32,750               35,150
                                                                                     -------------------   ------------------
                        Net cash provided by (used in) investing activities                   6,590,326          (32,999,118)
                                                                                     -------------------   ------------------

Cash flows from financing activities:
       Principal payments on capital lease obligations                                          (11,864)             (25,925)
       Proceeds from issuance of common stock, net of issuance costs                            127,003               57,247
                                                                                     -------------------   ------------------
                        Net cash provided by financing activities                               115,139               31,322
                                                                                     -------------------   ------------------

Net decrease in cash and cash equivalents                                                    (9,149,663)          (38,200,299)

Cash and cash equivalents, beginning of period                                               18,164,829            42,332,175
                                                                                     -------------------   ------------------

Cash and cash equivalents, end of period                                                    $ 9,015,166           $ 4,131,876
                                                                                     ===================   ==================


Supplemental disclosure of cash flow information:
       Interest paid                                                                        $       539          $     3,593


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



 2. Basis of Presentation

    The balance sheet at September 30, 1996, the statement of operations for the three months and nine months ended September 30, 1996 and 1995 and the statement of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications had no impact on net loss for these periods.

    The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which may be found in the Company's 1995 Annual Report to Stockholders on Form 10-K.


 3. Inventories

    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At September 30, 1996, inventories consist of the following:

    Raw materials                      $  298,814
    Work in process                         9,737
                               ===================
                                       $  308,551
                               ===================


 4. Net Loss Per Share

    Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding since their inclusion would be antidilutive.


 5. Acquisition of Technology

    On May 9, 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard(TM) Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch technology for $30.0 million, consisting of $7.0 million in cash and $23.0 million in common stock. The acquisition of this incontinence technology has been accounted for as purchased in-process research and development and, as a result, the purchase price and related expenses of $0.2 million have been charged to operations in the second quarter of 1996.

 6. Subsequent Event


    On October 15, 1996, the Company completed the sale of $69.0 million aggregate principal amount of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes") to certain qualified institutional buyers, institutional accredited investors and foreign investors in reliance of Rule 144A under the Securities Act of 1933 and to foreign investors.


    The Notes are convertible at any time into shares of Common Stock of the Company at a conversion price of $13.281 per share, subject to adjustment under certain circumstances. Interest on the Notes is payable each year on April 15 and October 15 at 6%. The Notes are redeemable at the option of the Company on or after October 15, 1999. The Notes are unsecured obligations of the Company and subordinated to all other Senior Debt (as defined) of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Since its inception in October 1990, the Company has been engaged in the design, development, manufacture and sale of products for the management of urological and gynecological disorders. The Company's first two products, the Reliance(R) Insert, a small, prescription, balloon-tipped single-use plug, and the Miniguard(TM) Patch, a small, prescription, disposable adhesive patch designed to be placed over the urinary opening, are intended for the management of certain types of female urinary incontinence ("UI"). The Reliance Insert, which was cleared for marketing in the United States by the U.S. Food and Drug Administration ("FDA") in August 1996, is also commercially available in Germany, the United Kingdom, Finland, Norway, Sweden, Denmark and The Netherlands. Commercial activities in France are scheduled to be commenced by the Company's French distributor in the fourth quarter of 1996. The first phase of the U.S. launch of the Reliance Insert commenced officially on November 1, 1996.

     The Company anticipates increased expenditures on manufacturing, sales and marketing as it (i) moves ahead with commercialization of the Reliance Insert in the United States and Europe and (ii) begins the manufacturing process development, scale-up and other commercialization activities for the Miniguard Patch. The Miniguard Patch was cleared for marketing in the U.S. in May 1996, and is expected to be launched in the U.S. market in late 1997 or early 1998. In addition, the Company expects to increase future facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space for both the Reliance Insert and the Miniguard Patch.

     In 1997, the Company anticipates it will continue to increase research and development spending relating to its existing products and any new products, including development and clinical testing of other urological and gynecological products.


     Results of Operations

     The Company had revenues of $0.8 million for the third quarter of 1996 and $2.1 million for the first nine months of 1996 compared to $0.4 million for both the third quarter and first nine months of 1995. For 1996, this was an increase of $0.4 million or 100% and $1.7 million or 425%, respectively, over the comparable periods for 1995. Revenues in 1996 consisted primarily of initial stocking shipments of the Reliance Insert product which were sent to the Company's three European distributors and related recognition of deferred revenue from a portion of the advance payments received upon the signing of European distributorship agreements. Revenue in 1995 was the result of initial stocking shipments of the Reliance Insert to the Company's German distributor beginning in August 1995, in preparation for the launch of the product in Germany in September 1995. This represented the first time any product of the Company had been commercially available anywhere in the world.

     Cost of revenues were $1.2 million for the third quarter of 1996 and $3.9 million for the first nine months of 1996. This compares with cost of revenues of $1.1 million for both the third quarter and first nine months of 1995. For 1996, this was an increase of $0.1 million or 9% and $2.8 million or 255%, respectively, over the comparable periods for 1995. For all periods in 1995 and 1996, these costs significantly exceeded product revenue during the periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.

     Research and development expenses increased by 54% to $2.0 million for the third quarter of 1996 as compared to $1.3 million for the third quarter of 1995. The increase in research and development costs was primarily due to additional engineering personnel and research projects as well as increased clinical study costs.

     The acquisition of the Miniguard Patch technology in May 1996 (see Note 5 of Notes to Financial Statements) has been accounted for as purchased in-process research and development and, as a result, the purchase price of $30.0 million, of which $7.0 million was paid in cash, and related expenses of $0.2 million have been charged to operations in the second quarter of 1996. This charge resulted in research and development expenses increasing by 561% to $35.7 million for the first nine months of 1996 as compared to $5.4 million for the first nine months of 1995.

     Before this charge, research and development expenses increased by 2% to $5.5 million for the first nine months of 1996 as compared to $5.4 million for the first nine months of 1995. The increase in research and development costs was primarily due to additional engineering personnel and research projects, outside consulting services and increased clinical study costs. Partially offsetting this increase, manufacturing spending, starting in the third quarter of 1995, is now being included in cost of revenues due to the transition from the development stage to the commencement of commercial product manufacturing.

     Marketing and sales expenses increased by 600% to $2.8 million in the third quarter of 1996 as compared to $0.4 million in the third quarter of 1995. For the first nine months of 1996, marketing and sales expenses increased by 250% to $4.9 million as compared to $1.4 million for the first nine months of 1995. These increases were the result of preparations for the U.S. launch of the Reliance Insert product including hiring marketing and sales personnel, preparations for an advertising campaign, marketing consulting fees, public relations activities, sales training, exhibit costs and market research.

     General and administrative expenses increased 60% to $0.8 million in the third quarter of 1996 as compared to $0.5 million in the third quarter of 1995. For the first nine months of 1996, general and administrative expenses increased by 36% to $1.9 million as compared to $1.4 million for the first nine months of 1995. The increase in general and administrative expenses is attributable to hiring additional administrative personnel and increased consulting and legal expenses.

     Interest income remained approximately the same at $0.6 million for the third quarter of 1996 and the third quarter of 1995. Higher average cash levels during the third quarter of 1996 were largely offset by lower interest rates on investments. For the first nine months of 1996, interest income increased by 10% to $2.2 million as compared to $2.0 million for the first nine months of 1995. The increase was attributable to significantly higher average interest bearing cash equivalents and short-term investments for the first nine months of 1996 as a result of the completion of a public offering of the Company's common stock in the fourth quarter of 1995, partially offset by a decrease in interest rates during the period.

     Net losses were $5.4 million and $2.3 million for the quarters and $42.2 million and $7.1 million for the nine month periods ended September 30, 1996 and 1995, respectively. Before the charge for acquired technology mentioned above, net losses for the nine month periods ended September 30, 1996 and 1995 were $12.0 million and $7.1 million, respectively.


     Liquidity and Capital Resources

     At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $42.9 million, a decrease of $17.5 million from $60.4 million at December 31, 1995. Working capital was $37.7 million at September 30, 1996 as compared to $57.7 million at December 31, 1995, a decrease of $20.0 million. These decreases in cash, cash equivalents and short-term investments and in working capital during 1996 were mainly the result of cash used in operations, including the $7.0 million cash portion of the total $30.0 million purchase price of the acquired incontinence technology relating to the Miniguard Patch. The balance of $23.0 million of the purchase price consisted of 2,335,026 shares of common stock. The total purchase price was charged to operations during the second quarter of 1996. At September 30, 1996, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities was $15.9 million during the nine months ended September 30, 1996. Accounts receivable decreased by $0.1 million due to lower sales occurring near the end of the quarter ended September 30, 1996 than the quarter ended December 31, 1995. Inventories increased by $0.1 million primarily due to additional European distributors requiring region-specific packaging. Prepaid expenses and other current assets decreased by $0.2 million as the result of a decrease in interest receivable on cash, cash equivalents and short-term investments. Accounts payable and related accrued expenses together increased by $3.0 million primarily as a result of expenses incurred in the launch of the Reliance Insert product, conducting clinical studies and research and development activities. Deferred revenue decreased by $0.8 million due to the recognition of revenue from a portion of the advance payments received upon the signing of European distributorship agreements.

     Net cash provided by investing activities was $6.6 million during the nine months ended September 30, 1996. Short-term investments decreased by $8.2 million due to a shift into investments with shorter maturities. Fixed assets increased by $1.7 million primarily as a result of milestone payments made on additional automated production equipment and purchases of other machinery and equipment. At September 30, 1996, the Company has outstanding commitments of approximately $1.2 million for the purchase of information systems and other machinery and equipment, against which advance and milestone payments of $0.5 million have already been made.

     Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 1996 primarily as the result of proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan.


     On October 15, 1996, the Company completed the sale of $69.0 million aggregate principal amount of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes") (see Note 6 of Notes to Financial Statements). The Company believes that available cash, cash equivalents and short term investments and the proceeds of the Notes will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the Reliance Insert and Miniguard Patch products, the uncertainty of medical reimbursement, development of the Company's manufacturing capability and achieving acceptable cost of production, the uncertain protection afforded the Company by its intellectual property and patents relating to the Reliance Insert and Miniguard Patch, the development status of other potential products, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.


     Forward-Looking Statements and Associated Risks

     Certain statements contained in this Quarterly Report on Form 10-Q may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Reliance Insert and Miniguard Patch, including the timing and extent of initial sales in the United States and abroad, (ii) the planned increases in manufacturing capacity for the Reliance Insert and Miniguard Patch, including the timing and extent of expenditures needed for capital equipment and inventory production, (iii) consumer acceptance of the use of the Reliance Insert and Miniguard Patch as strategies for the self-care of UI and the size and accessibility of the Company's target markets, (iv) the protection which may be provided by the Company's patents and related technology in the area of treatment of incontinence, (v) the Company's planned uses for the net proceeds of the sale of the Convertible Subordinated Notes mentioned above and other liquid resources, and (vi) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. In addition, from time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     o The uncertainty that the Reliance Insert and the Miniguard Patch will gain market acceptance either among physicians or UI sufferers in the United States or in Europe and the risk that the adverse effects experienced by some of the parties enrolled in clinical trials of the Company's Reliance Insert will be more prevalent in widespread consumer use of such products and that such effects will affect the market acceptance of these products.

     o The dependence by the Company on the success of two products, the Reliance Insert and the Miniguard Patch, neither of which have been widely marketed.

     o The uncertainty that the Company will be able to develop the ability to produce commercial quantities of its products and produce such quantities at an acceptable cost.

     o The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing plan for the Reliance Insert and the Miniguard Patch in the United States.

     o The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.

     o The effect of competing products and surgical and non-surgical alternative treatments for incontinence.

     o The uncertainty that the Company will be able to develop an effective distribution network and implement a successful distribution strategy for the Company's products in the United States, Europe and elsewhere.

     o The uncertain protection afforded the Company by its patents and other intellectual property relating to the Reliance Insert and the Miniguard Patch.

     o The uncertainty whether the Company will be able to achieve medical reimbursement for the Reliance Insert or the Miniguard Patch in the United States or in all the European markets targeted for the Company's products.

     o The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

     o Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits


            Exhibit No. 10.1    Indenture, dated as of October 15, 1996, by and
                                between the Company, as Issuer, and
                                State Street Bank and Trust Company, as Trustee.

            Exhibit No. 10.2    Purchase Agreement, dated as of October 8, 1996,
                                by and between the Company and the
                                Purchasers (as defined therein).

            Exhibit No. 10.3    Registration Rights Agreement, dated as of
                                October 15, 1996, by and between the
                                Company and the Purchasers (as defined therein).



       (b)  Reports on Form 8-K

          On October 9, 1996, the Company filed a current report on Form 8-K disclosing that on September 30,1996, the Company issued a press release reporting that it had commenced a proposed offering of up to $50,000,000 principal amount of Convertible Subordinated Notes due 2003 to certain qualified institutional buyers, institutional accredited investors and foreign investors.


          The Company's current report on Form 8-K also disclosed that on October 9,1996, the Company issued a press release reporting that it had set the terms of its $60,000,000 in principal amount of 6% Convertible Subordinated Notes due October 15, 2003 to be offered to certain qualified institutional buyers, institutional accredited investors and foreign investors.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UroMed Corporation


  Date:      November 08, 1996             /s/ John G. Simon
        -------------------------       -----------------------------------
                                           John G. Simon, President and
                                           Chief Executive Officer


  Date:       November 08, 1996            /s/ Paul J. Murphy
        -------------------------       -----------------------------------
                                           Paul J. Murphy, Treasurer and
                                           Chief Financial Officer