Form 10-K
period 1996-12-31
UROMED CORP
filed 1997-03-31
CIK 917821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996
Commission file number: 000-23266

                               UroMed Corporation
             (Exact name of registrant as specified in its charter)

     Massachusetts                                     04-3104185
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                    64 A Street, Needham, Massachusetts 02194
                    (Address of principal executive offices)

                                 (617) 433-0033
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
            --------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes      |X|                      No   |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1997, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $146,646,000 based on 17,002,422 shares held by such non-affiliates at the closing price of a share of Common Stock of $8.625 as reported on the Nasdaq National Market on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 9,491,004 shares of the 26,493,426 shares of Common Stock outstanding on such date. On February 28,1997, the registrant had outstanding a total of 26,493,426 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Special Meeting in lieu of Annual Meeting of Stockholders to be held on May 9, 1997 to be filed with the Securities and Exchange Commission on or prior to March 28, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K and portions of the registrant's Annual Report to Stockholders for the registrant's fiscal year ended December 31, 1996 (the "1996 Annual Report"), are incorporated by reference into Part II and Part IV of this Annual Report on Form 10-K. With the exception of the portions of the 1997 Proxy Statement and the 1996 Annual Report expressly incorporated into this Annual Report on Form 10-K by reference, such documents shall not be deemed filed as part of this Annual Report on Form 10-K.

                               UROMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents

Item                                                                    Page
                                                                        ----
                                     Part I

 1    Business                                                             1
 2    Properties                                                          40
 3    Legal Proceedings                                                   41
 4    Submission of Matters to a Vote of Security Holders                 41

                                     Part II

 5    Market For Registrant's Common Stock and Related Stockholder
      Matters                                                             41
 6    Selected Financial Data                                             41
 7    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                               41
 8    Financial Statements and Supplementary Data                         42
 9    Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure                                                42

                                    Part III

10    Directors and Executive Officers of the Registrant                  42
11    Executive Compensation                                              44
12    Security Ownership of Certain Beneficial Owners and Management      44
13    Certain Relationships and Related Transactions                      44

                                     Part IV

14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K    45

                                     PART I

Item 1. Business

      UroMed Corporation (the "Company" or "UroMed") was formed in 1990 and is focused on the development, manufacture and marketing of products for the management of urological and gynecological disorders. The Company's first two products, the Reliance(R) Insert (the "Reliance Insert") and Impress(TM) Softpatch (the "Impress Softpatch"), are intended for the management of certain types of female urinary incontinence ("UI"). UI is the loss of bladder control resulting in the involuntary leakage of urine in amounts considered to be a social or personal problem. According to published sources, there are more than
10.0 million UI sufferers in the United States, of which approximately 85% are women. The Company has initially identified a target market of approximately 1.5 million UI sufferers whose UI condition is of a level such that management by the use of the Reliance Insert would be medically appropriate and who meet certain target demographics. The Impress Softpatch is designed for a broader group of approximately 3.5 million additional UI sufferers in the United States whose UI condition is mild to moderate.

The Reliance Insert. The Reliance Insert was approved by the United States Food and Drug Administration (the "FDA") for marketing in the United States in August 1996 based upon a Pre-Marketing Approval application filed by the Company. The Reliance Insert is a small, prescription, balloon-tipped, single-use plug designed to be inserted in the urethra and inflated to block the flow of urine from the bladder to the urethra. The Company has completed its manufacturing and marketing scale-up and expects commercialization of the Reliance Insert to continue in 1997. The Reliance Insert is currently commercially available in seven European countries: the United Kingdom, The Netherlands, Sweden, Finland, Norway, Denmark and Germany under marketing and sales agreements with subsidiaries or divisions of Astra AB and Byk Gulden Lomberg. In addition, the first phase of the Company's commercial launch of the Reliance Insert in France commenced in October 1996 by its French distributor, a subsidiary of Synthelabo S.A.

The Impress Softpatch. The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996 on the basis of a 510(k) Notification application. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild to moderate UI patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996 for a combination of cash and shares of Common Stock collectively valued at $30.0 million. The Company is developing a marketing plan for the commercial launch of the Impress Softpatch in the United States, which is currently expected to occur in late 1997 or early 1998. The Company is also developing the commercial manufacturing process for the Impress Softpatch.

      The consequences of UI, including depression, discomfort and embarrassment about appearance and odor, are significant and often result in a dramatic change in quality of life. The majority of incontinent women currently manage their condition with diapers and other absorbent products. Based on an industry source, the Company estimates that retail sales of adult diapers and other absorbent products were over $1.0 billion in 1995. Based on its market research, the Company has concluded that patients are generally dissatisfied with the current options available for the management of UI. The Company believes that the Reliance Insert and Impress Softpatch both provide new approaches to managing certain types of female UI. The intended benefits of the Reliance Insert, such as convenience, ease-of-use, non-surgical nature of treatment and broad applicability, are similar to those conferred by a tampon in the case of menstruation; the Impress Softpatch provides a complementary solution to a broader range of mild to moderate UI sufferers.

      The Company has established a 50-person direct sales force experienced in the sales of medical devices and new products and has developed a three-phase marketing strategy for the Reliance Insert in the United States. The Company targeted a select group of urologists and urogynecologists for the initial marketing of the Reliance Insert during the last two months of 1996 and continued this marketing effort into the first quarter of 1997. The Company will continue to target this group in order to build core groups of experienced prescribing physicians and consumers. The Company will target a wider range of physicians, including gynecologists, as well as engaging in a public relations campaign, in the second phase of its marketing roll-out program. The Company commenced this second phase in February 1997. The third phase of the Company's marketing roll-out strategy, expected to begin in mid-1997, will involve marketing to a much broader group of physicians, as well as a consumer-oriented educational marketing program. This program will include the placement of patient-educational advertisements in major women's publications designed to encourage UI sufferers to discuss their problem with their physicians.

      The Company has also developed an innovative direct-to-consumer distribution system under which, after initial prescription by a physician, its Reliance Insert currently is, and Impress Softpatch will be, shipped directly to consumers following telephone orders. To fulfill these orders, the Company has established a fulfillment center in New Hampshire with a licensed pharmacist on staff.

      The Company's strategy is to grow by focusing on the development, manufacturing and marketing of innovative products for the large and underserved urological and gynecological markets. The Company's near-term goals include (i) successful commercialization of the Company's initial products, the Reliance Insert and Impress Softpatch, in the United States and abroad, including the development of additional in-house commercial-quantity manufacturing capacity,
(ii) the continued deployment of a highly-experienced sales force focused on urologists and gynecologists, (iii) the continued development and possible acquisition or in-licensing of other complementary products that could be commercialized rapidly and efficiently by the Company through leverage of its developing sales force and distribution system.

      The Company's current manufacturing operations are located in a 40,000 square foot manufacturing facility in Needham, Massachusetts, where the Company has two lines of automated equipment dedicated to the commercial-scale production of its Reliance Insert.

Strategy

     The principal elements of the Company's strategy are as follows:

     o Focus on urology and gynecology. The Company focuses on developing patient-driven solutions to address significant medical needs in the large and underserved urological and gynecological markets. The Company believes that it has developed expertise in these segments, particularly in the area of incontinence and in selected other areas, through its development efforts, clinical trials and significant interaction with physicians and patients. Moreover, the Company believes that the opportunities that exist in these segments can be served effectively by a highly experienced sales and marketing organization and an effective direct-to-consumer distribution system.

     o Commercialize initial products. The Company is currently focusing on the commercialization of its first two products, the Reliance Insert and the Impress Softpatch. The Company has hired a highly experienced sales force to focus initially on the marketing of the Reliance Insert to urologists and gynecologists. The Company believes that it will be able to leverage the experience and relationships developed by this sales force, which it believes is one of the only specialty sales forces concentrating solely on urology and gynecology office practices, to commercialize the Impress Softpatch and other products that may be developed, acquired or in-licensed by the Company in the United States. The Company has established marketing and sales relationships with several healthcare companies to commercialize the Reliance Insert in certain countries in Europe, and intends to pursue additional such relationships to commercialize the Impress Softpatch overseas.

     o Develop and leverage a direct-to-consumer distribution system. The Company has developed an innovative, customized direct-to-consumer distribution system in the United States. The Company expects that the majority of its sales will be made through this system directly by mail order to its customers pursuant to prescriptions telephoned or faxed by a physician's office to the Company's licensed pharmacy. The Company believes that this approach will permit it to develop and maintain close and cost-effective interaction with its patients, which will allow the Company to serve the needs of its patients quickly and appropriately and gain information that could be useful in developing new products. The Company intends to leverage its customer base and distribution system in the future with additional products designed to serve its target markets.

     o Establish automated manufacturing capability to manufacture the Reliance Insert and Impress Softpatch in commercial quantities. The Company has developed a proprietary automated, modular manufacturing process which gives it the current ability to manufacture its Reliance Insert in commercial quantities on its two existing lines of automated manufacturing equipment. The Company is in the process of developing a proprietary manufacturing process for its Impress Softpatch in preparation for the commercial launch of the product, currently scheduled for late 1997 or early 1998.

     o Supplement internal research and development efforts through acquisitions and licensing of complementary products and technologies. The Company intends to continue its research and development efforts in the urological and gynecological markets (both within and outside of continence care). In addition, the Company may seek to acquire the rights to manufacture and market additional products either through acquisition, as in the case of the Impress Softpatch, or in-licensing activities, as opportunities may arise in the future. The Company is seeking to develop, and will consider acquiring or in-licensing, other technology or products which it believes it could commercialize effectively by leveraging its developing sales force, distribution capacity and physician and patient customer base.

Background

      The urinary tract aids the body in eliminating waste. The kidneys process blood at a high rate and filter waste products from the circulatory system, creating urine to remove the waste. The ureters drain urine from the kidneys into the bladder, which serves as a reservoir (storage capacity ranges from approximately one-quarter to one-half liter) until urination. The urinary sphincter is a muscle at the base of the bladder which surrounds the bladder neck and urethra and aids the bladder in maintaining continence. The urethra is the tube through which urine flows when the bladder empties.

Urinary Continence

      In the normal urinary tract, continence, or appropriate storage of urine, is maintained by a complex interplay of anatomic structures. In a normal system, the bladder neck and the urinary sphincter work in a coordinated fashion to act as a valve. During urination, the urethra and urinary sphincter muscle relax and open, the bladder contracts and the bladder neck opens, all in a coordinated fashion, causing the passage of urine. In normal continence, when the bladder neck opens involuntarily in response to intra-abdominal pressure, the lower portion of the urinary sphincter tightens in turn so as to maintain continence. Similarly, the urethra is also under muscular control so as to keep this tube closed during the urine storage phase.

      A malfunction in any part of this system can cause incontinence. The most common anatomic incontinence pathology is bladder neck or urethra hypermobility, which results from a lack of bladder neck support caused primarily by weak surrounding tissue. The weakening of tissue surrounding the bladder, urethra and bladder neck arises most commonly in women as a consequence of pelvic trauma caused by pregnancy and childbirth. Other causes of incontinence include physiological, anatomical and neurological disorders.

Incidence and Types of UI

      According to published sources, there are approximately 10.0 million UI sufferers in the United States, of which approximately 85% are women. UI afflicts women of all ages, primarily those over 40, and tends to get worse over time. The Company believes that UI is more prevalent among women as compared to men primarily because women do not have a prostate to aid in occluding (or closing) the urethra; women have far shorter urethras (and hence less occlusive force); and, most importantly, women suffer significant pelvic trauma during pregnancy and childbirth. In pregnancy and childbirth, a woman's pelvic nerves and muscles are stretched to a great degree and, as a result, the continence function is often impaired. UI therefore shows an increase in incidence as a function of the number of children born to a woman.

      There are three major types of UI, described as follows: Stress incontinence refers to the involuntary loss of urine during coughing, laughing, sneezing, jogging or any other physical activity that causes a sufficient increase in intra-abdominal pressure. Stress incontinence is the most common type of UI in women under 60. This condition varies in severity from those women who leak urine as a result of certain sudden movements or physical activities to those who leak urine simply upon standing up. Stress incontinence is caused by one of two conditions: (i) hypermobility, a lack of anatomic stability caused primarily by weak surrounding tissue, which results in the abnormal movement of the bladder neck and urethra in response to sufficient intra-abdominal pressure or exertion; or (ii) intrinsic sphincteric deficiency, or the inability of the urinary sphincter valve muscle to function properly. Hypermobility is the more common cause of stress incontinence, accounting for approximately 85% of all stress incontinence cases, while intrinsic sphincteric deficiency is less common, accounting for approximately 15% of all stress incontinence cases. Urge incontinence refers to the involuntary loss of urine due to an unwanted bladder contraction which is associated with a strong, uncontrollable desire to urinate, often referred to as urgency. Causes of urge incontinence include an overactive bladder muscle, neurologic abnormalities, such as those caused by a stroke, and urethral instability or abnormal relaxation patterns. Mixed incontinence is a mixture of stress and urge incontinence.

      The Company estimates that approximately 60% to 70% of female UI sufferers in the United States suffer from stress incontinence or mixed incontinence in which the urge component is relatively mild. The Reliance Insert and Impress Softpatch were designed for the management of certain types of stress incontinence, including predominately the stress incontinence component of mixed incontinence of the type described above.

Market Overview

      In addition to being a serious health problem, UI is also associated with significant costs to the health care system. According to published sources, the direct costs of caring for persons of all ages with incontinence in the United States aggregate more than $15.0 billion annually. The Company believes, based on its market research, that only approximately 2.5 million of the women who suffer from UI in the United States discuss their UI disorder with a gynecologist, urologist or urogynecologist during an annual visit.

Current Treatments

      Gynecologists, urologists and urogynecologists currently deal with a woman's incontinence by following a program of therapy that corresponds to the severity of the condition and the physician's familiarity with available treatment methods. Most women tend to manage their disorder by using diapers, pads or other absorbent products. Current treatments include: surgery; indwelling, or Foley, catheters; behavioral therapy, pelvic muscle training exercises and related techniques; implantable devices and injectable materials; vaginal pessaries; and pharmaceuticals.

      Adult diapers and pads, which capture urine upon leakage, function similarly to baby diapers. While these products have improved over the last several years, major disadvantages include the lack of control over urine flow, the embarrassment about appearance and odor, the perceived social stigma, the bulky size, the inconvenience, the lack of dryness and the significant compromise of freedom in one's lifestyle. However, patients do have the convenience and privacy of purchasing these products without seeing a physician. Based on various industry sources and its own market research, the Company estimates that the typical UI sufferer in the United States who regularly uses adult diapers and specialized incontinence pads spends approximately $1,000 to $1,500 per year on these products, and that retail sales of these and other absorbent products were over $1.0 billion in 1995.

      Surgery is more appropriate for stress incontinence than for urge or mixed incontinence and, unlike other possible therapies, is intended to be curative. In these procedures, the physician elevates and stabilizes the urethra and the bladder neck in order to prevent hypermobility. Surgeries of this nature are delicate and complicated procedures in which outcomes are generally varied. Current surgical procedures require vaginal or abdominal incisions and are typically performed under general anesthesia. As such, surgery is expensive and traumatic, often involving an inpatient procedure, a hospital stay and a period of several weeks until full recovery.

      An indwelling, or Foley, catheter is a balloon-tipped tube inserted through the urethra into the patient's bladder in order to allow bladder drainage directly through the tube into a urine collection bag. The principal advantages of this technique are that a UI patient typically remains dry and no invasive procedure is required. However, a patient experiences the inconvenience of a long tube and collection bag and may suffer from certain medical conditions, such as urinary tract infections, arising from a continuously indwelling catheter. The Company believes that there are other devices in development which are designed to combine a continuously indwelling catheter with a valve which may be opened periodically by a patient to permit voiding and, accordingly, do not require a collection bag. The Company believes these devices suffer disadvantages common to the use of catheters, including that they must be installed and removed by a physician and are subject to risks such as increased urinary tract infection rates; irritation; migration; incrustation; expulsion; obstructive non-natural voiding; and valve malfunction.

      Other current treatments available for the treatment of UI have similar or related shortcomings. Behavioral therapy and related techniques, including bladder and habit training, pelvic muscle exercises, biofeedback and electrical stimulation, typically alleviate the symptoms of UI only in part and are seldom curative. The use of implantable devices, such as the implantation of artificial urinary sphincters, has been limited due to their highly invasive natures and the relatively high rates of significant complications as compared to other available treatment methods. The use of injectables, such as collagen, which are injected around the urethra to create a mild obstruction, are a potentially attractive alternative to surgery; however, they are expensive, present some degree of side effects, and in some cases must be repeated to maintain efficacy. Vaginal pessaries are diaphragm-like devices which are used to obstruct the bladder neck and urethra by applying pressure through the neighboring vaginal cavity. These treatments are rarely effective, and can have other adverse side effects including vaginal discharge and tissue erosion. The use of pharmaceuticals to alleviate UI generally target urge incontinence only, can have side effects, often affecting the cardiovascular and circulatory systems, and are not curative.


The Reliance Insert

Description of the Reliance Insert

      The Reliance Insert acts as a stopper, or plug, to block the flow of urine, rather than as an absorbent product. The Company believes that the Reliance Insert is appropriate for use with most levels of severity of stress incontinence (whether caused by hypermobility or intrinsic sphincteric deficiency) and will be most appropriate for those women who have significant stress incontinence problems, but desire to avoid surgery. The Company believes that a discrete form of blockage might be preferable to adult diapers and other absorbent products.

      The sterile Reliance Insert consists of three principal precision-made components: a balloon, a thermoplastic elastomer body and a valve operated by a specialized piece of string. It is assembled into a compact unit, and is available in five different lengths. The balloon is designed to inflate when the reusable applicator, a small modified air syringe, is depressed. The body is a tapered shaft, ranging from three to five centimeters in length, with an oval plate at one end and a lumen, or internal tube, within the shaft. The oval plate is intended to assist in securing the device in place. The lumen allows sufficient passage of air to inflate the balloon when the applicator is depressed and houses the valve mechanism, which forms an airtight seal to maintain the balloon in an inflated form.

      The Reliance Insert, designed as a single-use device, is inserted by a patient into the urethra with a removable applicator, which is then depressed in order to inflate the balloon. When the user needs to urinate, she simply pulls on a string, thereby deflating the Reliance Insert, removes the device and urinates naturally. Following urination, a new Reliance Insert can be put in place.

      The Company also distributes three accessories for the use of the Reliance
Insert: an applicator that inflates the balloon component of the Reliance Insert, a mirror designed for use in patient training, and a sterile sizing device for use by the patient's physician in determining the appropriate size of Reliance Insert to be used by a particular patient. The applicator and mirror are packaged with the Reliance Inserts for delivery to consumers and the sizing device is distributed directly to physicians in the United States.

Target Market for the Reliance Insert

      The Reliance Insert has been designed to provide a female stress incontinence sufferer with immediate lifestyle benefits similar to those conferred by a tampon in the case of menstruation, including convenience, ease-of-use, non-surgical nature of treatment and broad applicability. The Company has developed this approach primarily because its market research indicates that the majority of female stress incontinence sufferers choose to manage their condition with diapers, pads and other absorbent products and appear to prefer relatively non-invasive and easy-to-use therapies. Based on its market research, the Company estimates that the initial target market for the Reliance Insert in the United States will be a subgroup, comprised of approximately 1.5 million women, of the approximately 2.5 million women who visit a urologist, gynecologist or urogynecologist each year and discuss their UI disorder with their physician. This subgroup consists of women whose UI condition is of a level of severity such that management by the use of the Reliance Insert would be medically appropriate, who have the manual dexterity to use the product and who meet certain target demographic characteristics, including age.

      The Company believes that usage of the Reliance Insert will vary significantly among patients based on severity of incontinence, income, price, availability of reimbursement, level of activity and personal preference. The Company believes that a typical UI sufferer in the Company's target markets who elects to use the Reliance Insert may use between one and three Reliance Inserts daily. Patients enrolled in the Company's clinical trials for the Reliance Insert, who did not pay for the device, had an average use of approximately 90 Reliance Inserts per month.

Launch Strategy in the United States Market

      The Company's United States marketing and sales strategy for the Reliance Insert currently contemplates a three-stage process, employing the use of its direct sales force in conjunction with an in-house marketing, sales and clinical education support staff, to contact gynecologists, urologists and urogynecologists and to train them and their staffs in the correct prescription and use of the Reliance Insert. The Company intends to pursue the initial marketing and commercialization of the Reliance Insert in the following series of three phases:

            Phase I: Key Account Development Phase. The first stage of the Company's marketing strategy for the Reliance Insert, which began in the fourth quarter of 1996 and progressed into the first quarter of 1997, involved building strong support for the use of the Reliance Insert among a select group of physicians, including urologists and urogynecologists. During this Key Account Development phase, the Company identified such physicians through surveys and profiling as being good candidates to advocate the use of the Reliance Insert, act as referral centers and build up a substantial core of active users. As of mid-February 1997, the Company had trained more than 1,000 "Reliance Ready" physicians.

            Phase II: National or Expanded Launch Phase. Following the achievement of certain milestones in the Key Account Development Phase, the Company commenced Phase II in February 1997. This stage will involve expansion of its sales efforts to additional physicians, including gynecologists. During this stage of the Company's commercialization efforts, advertising directed towards gynecologists and urologists will be used to complement the Company's direct sales efforts to create increased awareness and interest in the Reliance Insert. The Company has implemented a limited public relations campaign as a means to raise awareness of the social and personal issues women face when dealing with incontinence, to build support among physicians and advocacy groups and to initiate consumer interest.

            Phase III. Consumer Promotion Phase. After the attainment of certain goals of Phase II, the Company intends to commence the third phase of its marketing program. This phase will involve the direct promotion of the use of the Reliance Insert to consumers. In addition to the activities of Phase II, the Consumer Promotion Phase will include an advertising and public relations campaign targeted directly toward potential Reliance users, including placement of patient-education advertisements in major women's publications. The Company intends to use this public relations and advertising campaign as a means of creating awareness on the part of UI sufferers that UI is a treatable condition that afflicts a significant number of women. The campaign will be designed to inform the public of the existence of the Reliance Insert in order to motivate women consumers to visit their doctors, or discuss their UI problems with their doctors during regularly-scheduled visits, and determine whether the Reliance Insert might be appropriate for them.

      Once a physician has indicated an interest in prescribing the Reliance Insert, the Company's sales representatives will provide educational support to the physician's professional staff, primarily the practice nurse or nurses. The Company anticipates that office nursing staffs will become the primary interface with patients in their introduction to, and successful use of, the Reliance Insert. The Company intends to provide nurses with materials to assist in educating patients in the use of the Reliance Insert.

Launch Strategy in International Markets

      The Company has begun commercializing the Reliance Insert in certain international markets. Several independent studies have concluded that the prevalence of urinary incontinence in other countries is similar to that reported for the United States. Based on its market research, the Company believes that women in international markets are motivated by the same needs to manage the problem of incontinence. However, due to the country-by-country variability in incontinence management, the Company has determined that developing market-by-market alliances with companies situated in each foreign market may be the most appropriate strategy for introducing the Reliance Insert internationally. Generally, under marketing and sales agreements in place with each of the Company's European distributors, the Company has agreed to manufacture and deliver the Reliance Insert to the distributor and the distributor has assumed the responsibility for the presentation of the Reliance Insert in its market, including providing detailing, promotion, distribution and regulatory support. In this way, cultural, social, economic and health care delivery considerations may be factored into the development of a marketing strategy. Under the marketing and sales agreements, each of the distributors has the right to determine how best to market the Reliance Insert in the markets covered by the agreements and to set the pricing of the Reliance Insert in such markets.

      Under each of these sales and marketing agreements, the Company has agreed to sell to the respective distributor such number of Reliance Inserts as are necessary to satisfy the distributor's requirements. The price to be paid to the Company under each of these agreements is a wholesale price that varies over time and is determined by reference to the prices at which the distributor resells the Reliance Inserts to its customers, subject to a minimum price specified in each agreement. Although these sales and marketing agreements do not require the distributors to purchase a minimum amount of Reliance Inserts, the Company may under certain circumstances terminate a sales and marketing agreement prior to its scheduled expiration in the event that an agreed upon level of sales from the Company to the distributor has not been met.

      In certain international markets the Reliance Insert is being distributed through the wholesale and retail systems currently in place and will be delivered to the patient at the pharmacy. In some markets, mail order distribution directly to patients may be an acceptable possibility.

      The Company has entered into marketing and sales agreements with each of the following companies:

      E. Tosse & Co. MbH. In December 1994, the Company entered into a distributorship agreement for the Reliance Insert in Germany with E. Tosse & Co. MbH ("Tosse"), a part of the Byk Gulden Lomberg pharmaceutical division of the Atlanta Company, which gave Tosse the exclusive right to market the Reliance Insert in Germany. Under this seven-year agreement, the initial medical education phase of the launch of the Reliance Insert in Germany occurred in September 1995. Subject to the terms of the agreement, Tosse agreed to invest a minimum of approximately $21 million over the length of the agreement in marketing and sales resources in Germany. Tosse also made a one-time initial payment of $500,000 to the Company, subject to certain contingencies. Tosse has notified the Company of its impending reintegration back into Byk Gulden division and re-focusing on its cardiovascular product line. In view of this, both parties will be working on transitioning the distributorship in the coming year.

      Porges S.A. In August 1995, the Company entered into a distributorship agreement with a French medical device company, Porges S.A. ("Porges"), a subsidiary of Synthelabo S.A., which gives Porges the exclusive right to distribute the Reliance Insert in France. Pursuant to this seven-year agreement, the market launch of the Reliance Insert in France occurred in October 1996. Subject to the terms of the agreement, Porges has agreed to invest a minimum of approximately $5 million over the length of the agreement in marketing and sales resources in France. If commercialization of the Reliance Insert in France proceeds as expected, Porges resource investment could increase to as much as $12 million over the seven-year period. Porges made an initial advance of $250,000 prior to the beginning of the commercialization of the Reliance Insert in France.

      Astra Tech AB. In August 1995, the Company entered into an exclusive multi-national distributorship agreement with Astra Tech AB ("Astra Tech"), a subsidiary of Astra AB, a leading pharmaceutical company based in Scandinavia. The five-year agreement gives Astra Tech exclusive rights to distribute the Reliance Insert in Sweden, Norway, Denmark and Finland, as well as The Netherlands and the United Kingdom. Subject to the terms of the agreement, Astra Tech has agreed to invest a minimum of $14 million in advance commitments in marketing and sales resources in these territories. If the commercialization of the Reliance Insert in the countries covered by this agreement proceeds as expected, the total investments to be made by Astra Tech in commitments of resources under the agreement could approach $30 million. Astra Tech also made an up-front payment of $1 million, subject to certain contingencies. The first phase of the professional market launches of the Reliance Insert occurred in Sweden, Norway, Denmark, Finland and The Netherlands in March 1996, and in the United Kingdom in April 1996.

      International sales of the Reliance Insert in the fourth quarter of 1996 were weaker than expected as a result of lower orders from the Company's distributors due to the fact that they had more than adequate inventories already in place relative to consumer demand. The Company expects that international sales of the Reliance Insert will be minimal for at least the first half of 1997 due to the expected sales volume of Company's distributors in relation to their inventory levels.

      The successful commercialization of the Reliance Insert internationally will depend in part on the ability of the Company's distributors to successfully market and sell the Reliance Insert to physician and patient populations in their respective countries. Shipments to distributors to date have been for stocking orders of the Reliance Insert and its accessories. At this time it is not known whether these stocks of Reliance Inserts will be successfully sold to consumers. There is no assurance that the Company will be successful in marketing the Reliance Insert in international markets.

Pricing of the Reliance Insert

      The Company has priced the Reliance Insert with the intention that it will be accessible to its initial target market in the United States. The expected average selling price for the Reliance Insert in the United States is currently $1.85. The Company believes that the absence of a significant initial cost in connection with the commencement of use of the Reliance Insert will give it a competitive advantage over certain other treatments. See "--Current Treatments."

      The pricing of the Reliance Insert in the various European countries covered by its existing marketing and sales agreements has been and will be determined by the Company's European distributors in their respective territories. The Company's European distributors have generally priced the Reliance Insert in the various European markets based on the particular market and the availability of third-party reimbursement.

Manufacturing of the Reliance Insert

      The Company has expended substantial efforts on the manufacturing scale-up activities for the relatively large volume of devices that it expects will be required for complete commercialization of the Reliance Insert in the United States and abroad. The

Company has automated its manufacturing process in order to achieve the high volume, high quality production required to meet the Company's current sales forecast within desired cost objectives. The Company is currently producing the Reliance Insert in relatively low-level commercial quantities on the two currently installed lines of the Company's automated assembly equipment. This equipment, with robotics assistance, progressively assembles the Reliance Insert. Although the Company believes its current equipment has the capacity to produce enough Reliance Inserts to meet the initial demands of commercialization in the United States, the Company expects to order additional lines of automated assembly equipment in 1997 in order to meet anticipated demand. See "--Properties."

      The principal materials used in the Reliance Insert are supplied by three resin suppliers and one supplier of other materials. Although the Company currently has only a limited number of supply agreements in place, the Company may, in the future, seek to enter into additional agreements for protected supply with certain of its resin suppliers if it considers this to be a cost-effective means of assuring the availability of essential materials. The Company intends to maintain adequate and ample inventory to avoid product flow interruptions. It is the Company's view that suitable alternative suppliers for certain materials other than resins can be located.

      Certain component parts of the Reliance Insert are custom produced for the Company using the Company's proprietary processes. The balance of the components of the Reliance Insert are manufactured by the Company at its manufacturing facility. The Company considers the production of thermoplastic elastomers to the tolerances required for use in the Reliance Insert to be a key technology developed by the Company. Although the Company currently utilizes a sole vendor for the production of the balloon and body components of the Reliance Insert, the Company believes that there is an ample supply of qualified vendors. The additional accessories for the Reliance Insert and their components are readily available from several suppliers. The packaging for the Reliance Insert consists of generic medical grade materials which are readily available from multiple vendors. See "--Patents and Proprietary Rights."

     The Company's manufacturing facility for the Reliance Insert, as an FDA-registered facility subject to "Good Manufacturing Practices," is subject to regulation and periodic inspection by the FDA. See "--Properties."

Clinical Results of the Reliance Insert

      In connection with the Pre-Marketing Approval application upon which the FDA based clearance of the Reliance Insert, the Company has conducted on-going human clinical trials of the Reliance Insert at ten centers in the United States during different periods since 1992. As of March 31, 1996, 255 patients, comprising over 2,000 patient months, had used the Reliance Insert on a daily basis over varying periods of time and approximately 190,000 Reliance Inserts had been used by patients in these clinical trials. As of that date, 51 patients have used the Reliance Insert for more than one year, and the longest follow-up on any one patient was 38 months.

      Results of the Company's trials of the Reliance Insert involving 63 patients who had used the Reliance Insert for over one year were published in the June 1996 edition of the Journal of Endourology.
These included the following highlights:

      -     80 percent of these patients reported experiencing complete dryness.

      - 95 percent of these patients reported experiencing a significant reduction in urine loss.

      - 70 percent of these patients reported experiencing improvement in their quality of life after commencing use of the Reliance Insert.

      - 97 percent of these patients reported that they would recommend use of the device to a friend who suffers from stress incontinence.

      The clinicians conducting the trials of the Reliance Insert also reported that the Company's clinical trials had demonstrated incidences of transitory hematuria (incidence of blood in the urine), urinary tract infection, device migration and anatomical findings of urinary tract or mucosal irritation. However, the clinicians concluded that these adverse effects were well within the range expected with other commonly-accepted self-catheterization techniques and that such effects tended to decrease in frequency over time. The clinicians attributed this decrease to a patient habituation period associated with the use of the Reliance Insert similar to habituation periods associated with other self-catheterization techniques.

Regulatory Status of the Reliance Insert

      FDA Approval. The Company received final regulatory approval from the FDA to market the Reliance Insert in the United States in August 1996. This clearance was granted on the basis of clinical trial data included in a Pre-Market Approval ("PMA") application originally filed by the Company as a shorter-form 510(k) Notification application in December 1994. The FDA's final approval of the Company's PMA was granted conditioned upon final labeling review, which has been completed, and an undertaking to complete a five-year post-market surveillance study covering 150 patients designed to determine (i) the degree of urinary tract bacteriology associated with use of the device, including type and frequency of symptomatic bacteriuria, and (ii) the long-term effect of use of the device on urethral integrity. See "--Government Regulation."

      European Authorization. The process of obtaining necessary authorization or approvals to market medical devices in Europe varies from country to country. In Germany, this process was accomplished by delivery by Tosse, one of the Company's European distributors, of notice to the German government that it was beginning commercial distribution of the Reliance Insert. Similarly, the required notification to the French government by Porges, another distributor, of its intent to distribute the Reliance Insert in France has been made. The countries of Finland, Denmark and the United Kingdom require no formal application or registration process in order for Astra Tech, the Company's third European distributor, to sell the Reliance Insert in these countries. Applications filed by Astra Tech in each of Sweden, The Netherlands and Norway for the approval to market the Reliance Insert were approved in each of these countries. The Company has also received approval to affix the CE Mark to the Reliance Insert and any accessories to the Reliance Insert sold in Europe. Generally, no clinical trials of the Reliance Insert were required for clearance in these European markets. See "--Third-Party Reimbursement" and "--Government Regulation."

The Impress Softpatch

Acquisition of the Impress Softpatch. The Impress Softpatch technology was acquired by the Company in May 1996 from the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., a medical device manufacturer that suspended operations in June 1994. In consideration for the Impress Softpatch technology, the Company paid the trust $7.0 million in cash and issued to the trust approximately 2.3 million shares of Common Stock valued at $23.0 million. At the closing of this acquisition, the Company entered into consulting agreements with three of the principal inventors of the Impress Softpatch to assist the Company in developing its manufacturing capability for the product.

Description of the Impress Softpatch

      The Impress Softpatch has been designed to provide sufferers of mild to moderate stress UI with the immediate lifestyle benefits offered by a non-invasive and easy-to-use self-management therapy. The Impress Softpatch permits the Company to offer a complementary and simple product for mild to moderate stress incontinence sufferers. Unlike conventional pads or diapers, the much smaller Impress Softpatch is placed directly against the urinary opening where it is secured by an adhesive. Accordingly, the Impress Softpatch might be preferred by many UI sufferers for comfort and discretion reasons, as well as the ability, unlike pads or diapers, to block urine leakage at its source. The Impress Softpatch is not designed to be the product of choice for severe UI sufferers, many of whom may be candidates for the use of the Reliance Insert.

      The Impress Softpatch is a one-piece, disposable, triangular pad made of soft foam, measuring approximately 3.3 centimeters in length and 2.6 centimeters in width at its widest point. The Impress Softpatch is self-applied by a patient between the labia covering the urinary opening, and secured in place by a thin layer of adhesive gel covering the flat side of the patch. The shape of the Impress Softpatch and the adhesive gel together form a seal which helps to prevent the involuntary leakage of urine. The Impress Softpatch is designed as single-use device; after application the Impress Softpatch remains against the urinary opening until the patient desires to urinate. Prior to urination, the patient removes the device manually and urinates naturally. After urination, a new Impress Softpatch can be put in place. The Impress Softpatch is available in one size designed to fit all UI sufferers for whom it is an appropriate therapy.

Target Market for the Impress Softpatch

      The Impress Softpatch has been designed to treat a broad range of mild to moderate stress UI sufferers, including those who may prefer, for medical, severity level or psychological reasons, to use this product rather than the Reliance Insert, or those whose UI problem is relatively mild. The Company estimates that the initial target market for the

Impress Softpatch in the United States will be 3.5 million women, including approximately 1.0 million of the approximately 2.5 million women in the United States who visit a urologist, gynecologist or urogynecologist each year and discuss their UI condition with their physician. Because the Impress Softpatch offers an easy-to-use, non-invasive strategy for the management of UI, the Company believes that its planned consumer awareness programs for the product may allow it to reach an additional 2.5 million women in the United States who currently manage their UI condition through over-the-counter products, such as diapers or pads, and have not discussed their UI condition with a urologist, gynecologist or urogynecologist.

      The Company believes that usage of the Impress Softpatch will vary significantly among patients based on severity of incontinence, income, price, availability of reimbursement, level of activity and personal preference. The Company believes that a typical UI sufferer in the Company's target markets who elects to use the product may use between one and three Impress Softpatches daily. Patients enrolled in the clinical trials of the Impress Softpatch, who did not pay for the product, averaged use of approximately 110 devices per month.

Launch Strategy in the United States

      The Company currently intends to leverage its existing sales force, and the experience gained by the Company and this sales force during the commercial launch of the Reliance Insert, to pursue a similar strategy to commercialize the Impress Softpatch in the United States. The Company expects this commercialization to begin in late 1997 or early 1998 with an initial intensive marketing effort focused on a selected group of urologists and gynecologists with whom the Company's sales force has established relationships. After establishing a foothold for the Impress Softpatch in the incontinence self-care market through these physicians, the Company intends to broaden its marketing efforts to a wider range of physicians, including more generalists, building on the experience of a small but established customer base of Impress Softpatch users. During the course of these efforts, the direct sales force currently being established by the Company will perform similar physician detailing and instruction activities with respect to the Impress Softpatch. The Company believes that, based on the relative simplicity of the Impress Softpatch, its ease-of-use and non-invasive character, and the benefits of the experience expected to be gained by the Company's sales force in launching the Reliance Insert, the commercialization efforts for the Impress Softpatch and market acceptance of the Impress Softpatch should progress more quickly than those currently contemplated for the Reliance Insert. The Company's marketing and commercialization strategies for the Impress Softpatch are in their formative stages, and will be adjusted to reflect the Company's experience in regards to the continence care market.

      The timing and success of the Company's commercialization of the Impress Softpatch will be dependent on the development by the Company of the ability to produce commercial quantities of the Impress Softpatch. See "--Properties."

Launch Strategy in International Markets

      Although the Company is currently focused on its preparations for the commercialization of the Impress Softpatch in the United States, it intends to eventually commercialize the Impress Softpatch in certain other countries after the successful completion of its market launch in the United States and the development of sufficient manufacturing capacity. The Company believes that it will follow a commercialization strategy in Europe for the Impress Softpatch similar to that employed for the Reliance Insert.

Pricing of the Impress Softpatch

      The Company has not yet set the pricing of the Impress Softpatch in the United States or abroad. The Company intends to price the Impress Softpatch so that it will be accessible to its initial target market in the United States. The Company believes that the absence of a significant initial cost in connection with the commencement of use of the Impress Softpatch will give it a competitive advantage over certain treatments. See "--Current Treatments."

Manufacturing of the Impress Softpatch

      The Company intends to begin the first phase of its manufacturing operations for the Impress Softpatch by the end of the fourth quarter of 1997. This phase will include manual assembly of the foam pad that makes up the body of the Impress Softpatch, and the application of the adhesive gel to the face which is placed against the urinary opening during use. Because Advanced Surgical Intervention, Inc., the company which originally developed the Impress Softpatch, never progressed to commercial-stage manufacturing of the Impress Softpatch, the Company has been required to develop its own manufacturing process for the product. The Company ordered automated assembly and packaging equipment for the Impress Softpatch late in the fourth quarter of 1996. The Company anticipates that this equipment will be in full operation by the end of 1997 in anticipation of the planned commercial launch of the Impress Softpatch in the United States in late 1997 or early 1998.

Clinical Results of the Impress Softpatch

      In connection with an application for FDA clearance, clinical trials of the Impress Softpatch were conducted by its developer, Advanced Surgical Intervention, Inc., at 12 centers in the United States. These studies, which concluded in October 1993, enrolled 356 patients suffering from mild to moderate stress incontinence who used the device for twelve weeks following an initial four week control period. Patients were asked to perform home pad weight studies to determine the efficacy of the device and complete bladder diaries and satisfaction surveys relating to, among other things, the impact of incontinence on their quality of life and the impact of use of the device on the same. The clinicians who conducted this study reported the following significant results:

      - 52 percent of patients reported that they were completely dry when using the device.

      - 84 percent of patients reported that use of the device improved their overall daily living.

      - 97 percent of patients reported that they were able to learn to use the device without instructions from a physician.

      The clinicians who conducted the trials of the Impress Softpatch did not report any significant adverse events associated with use of the device. However, some slight tissue irritation was reported by some of the patients using the device.

Regulatory Status of the Impress Softpatch

      FDA Clearance. FDA clearance to market the Impress Softpatch was granted on May 8, 1996 on the basis of a 510(k) Notification application originally filed by Advanced Surgical Intervention, Inc. in September 1995. This application was based on the clinical trial data compiled with respect to the Impress Softpatch by Advanced Surgical Intervention, Inc. FDA clearance was issued without the requirement that a post-market surveillance study be conducted with respect to use of the Impress Softpatch or subject to any other conditions.

      European Authorization. Because of the timing encompassed by the Company's commercialization strategy for the Impress Softpatch, including the Company's current emphasis on initial commercialization in the United States, the Company is not currently pursuing any notifications or applications to market the Impress Softpatch in Europe. The Company believes that the notification and application processes for most countries in Europe for the Impress Softpatch will involve application to the Company's "Notified Body"- a private agency which reviews applications for CE marks under European Union Law to affix the CE Mark to the Impress Softpatch. See "--Government Regulation."

Intended Benefits of the Reliance Insert and Impress Softpatch

      The Company's philosophy in the treatment of UI is to offer a continuum of care, including a range of self-care options depending on the severity of the affliction and certain attributes of particular patients.

      The intended benefits of both the Reliance Insert and the Impress Softpatch for the management of stress incontinence in appropriate patients include:

      Convenience. Unlike diapers and pads, the Reliance Insert and Impress Softpatch are each intended to stop urine from leaving the urinary tract until a woman desires to urinate. The Reliance Insert and Impress Softpatch are each relatively small, with only a small string extending from the user's body in the case of the Reliance Insert, and a small patch surrounding the urinary opening, in the case of the Impress Softpatch. It is intended that the lack of exterior constraints and small size of each product may allow the patient a more natural lifestyle than that achieved with diapers and other absorbent products.

      Ease of Use. The Reliance Insert and Impress Softpatch are each designed to be easy to use. The Company believes that the majority of stress incontinence sufferers can easily learn to use the Reliance Insert after appropriate demonstration and training. The Company believes the Impress Softpatch is even easier to use than the Reliance Insert, and could be used by a majority of the stress incontinence sufferers in the United States.

      Less-Invasive Self-Care. The Reliance Insert and Impress Softpatch are each designed to be a relatively low-risk, non-invasive treatment as compared to surgery or the permanent implantation of foreign materials into the body. A patient and her physician can simply decide to discontinue use of either product in the event that any adverse effects occur. Use of the Reliance Insert or the Impress Softpatch is intended to avoid the potentially frustrating experience of undergoing the effort, time, expense and inconvenience of an invasive therapy or exercise therapy only to determine that the chosen form of treatment may not be effective or appropriate.

      Broad Applicability. The Company believes that the Reliance Insert may potentially be appropriate for use with most levels and types of stress incontinence, ranging from those patients who have a mild form of the condition, and will occasionally use the product, to those patients with the most severe form that generally requires surgery. The Company believes that the Impress Softpatch may potentially be appropriate for use with an even broader range of women with mild to moderate stress incontinence.

      Flexibility and Ease of Prescription. Unlike surgery or the implantation of artificial materials, the prescription of the Reliance Insert or Impress Softpatch is not intended to be time consuming or technically demanding. In addition, the availability of both the Reliance Insert and the Impress Softpatch is expected to give a prescribing physician flexibility in prescribing a non-invasive or less-invasive product for the self-care of UI, depending on the severity level of the patient's UI and other medical and psychological factors. In the case of the Reliance Insert, after initial diagnosis, sizing by the physician or nursing staff and instruction, the device would become a patient self-care item. Similarly, after a simple physician consultation and brief instruction, the Impress Softpatch would also become a patient self-care item.

      The clinical trials conducted with respect to the Reliance Insert and Impress Softpatch have demonstrated certain comparative disadvantages, or perceived comparative disadvantages, which could adversely affect market acceptance of such products. For example, the Reliance Insert and the Impress Softpatch represent management methods for the treatment of stress incontinence and are not permanent cures. Moreover, as patient-managed therapies, their use may be discontinued by a patient at any time. A considerable number of patients chose to withdraw from the Company's clinical trials of the Reliance Insert for a variety of reasons, including the demands of compliance with study protocols (including follow-up doctor visits, laboratory testing and requirements that patients comply with record-keeping requirements), discomfort experienced while using the Reliance Insert and, in some patients, urinary tract infections experienced while using the device. The Company expects that patients will experience a foreign-body sensation and, in some cases, discomfort, during acclimation and use of the product. Results of the clinical trials of the Impress Softpatch indicated that a small number of patients experienced slight tissue irritation after use of the device. The Impress Softpatch is not designed to be the product of choice for severe incontinence and certain UI patients using the Impress Softpatch may require a back-up pad for complete protection under certain circumstances. In addition, the Reliance Insert and the Impress Softpatch will each be prescription items in the United States market, which will require the patient to visit her physician. See "--Research and Development."

Marketing and Sales

      The Company's U.S. marketing strategy is designed to promote awareness of its initial products, the Reliance Insert and Impress Softpatch, as representing a highly desirable continuum of care for the management of stress incontinence. The Company will focus initially on the acceptance of the Reliance Insert, and will implement its marketing program by systematically providing information and educational support to the target physicians who will prescribe the Reliance Insert and to the physician's practice staff who will educate the patient.

      The Company believes that the problem of incontinence is often discussed during a woman's annual physical examination. The physicians most aware of the problem of incontinence in the United States are gynecologists, urologists and urogynecologists. There are currently approximately 35,000 gynecologists (a relatively small number of which are urogynecologists), and 9,000 urologists in the United States.

      The Company has recently developed a sales organization designed initially to address 42 key territories. These territories were identified by the Company as having relatively large populations of women and significant numbers of urologists or gynecologists in which to focus the initial rollout of the Reliance Insert. After the commercial launch of the Reliance Insert, the Company believes that it will be able to leverage the experience and relationships gained by this sales force during this campaign to launch the Impress Softpatch, and any other complementary products developed, acquired or licensed by the Company, in the United States. This sales force is composed primarily of 42 full-time Territory Managers, of whom twelve are Senior Territory Managers. Each of the Senior Territory Managers has a minimum of seven years experience in medical device sales and substantial managed care experience. Each of the remaining Territory Managers has a minimum of five years of medical sales experience. These Territory Managers, who generally will work out of their homes in their respective territories, report to six Regional Sales Directors, each with a minimum of seven years of medical device sales and management experience, organized under a Director of Sales and the Vice President, Sales and Marketing of the Company. Approximately one-half of the members of the Company's sales force have gynecology sales experience, while many of the remainder have urology sales experience. Most of the sales force also have experience in launching innovative new products. The Company believes that using a direct sales force will provide the highest quality, fastest and most cost-effective means for introducing its products to the broad physician base targeted by the Company. The role of each sales representative will be to educate physicians and their staffs as to the intended clinical safety and efficacy of the Company's products and train the office staff in the appropriate patient in-service protocol to ensure proper use and acceptance of the products. The Company may supplement its direct sales force with contract sales representatives or corporate partnership relationships where it believes it is appropriate to do so.

Distribution

      The Company has developed an innovative distribution system in the United States, with an emphasis on direct distribution to and interaction with its consumers. First, a physician prescribes the product, his or her office staff or the patient receives the prescription, telephones or faxes the patient's prescription into the Company. Next, the patient is encouraged to telephone the Company's fulfillment center directly to place an initial order for the Reliance Insert. During this call, the patient is encouraged to join the Company's free "Personally Fit for Success" Program, or PFS Program, which will offer the patient access to a telephone "help line." The Company generally attempts to place at least three outgoing calls to each member of the PFS Program during the first 30 days after receipt of her initial prescription, to follow up on her initial usage of the Reliance Insert and help with any product questions. The Company expects that it will follow a similar protocol for the distribution of the Impress Softpatch.

      Prescriptions are filled by a licensed pharmacist based at a Company fulfillment center located in Nashua, New Hampshire, which is a pharmacy licensed to dispense medical devices, and then Reliance Inserts are sent directly to patients in a discrete package. Initially, this pharmacist's primary role is to ensure that Reliance Inserts of the proper size are delivered pursuant to the prescriptions sent to the Company.

      The Company markets a Reliance Insert starter kit to each new patient. Each kit contains a Reliance applicator, a mirror to assist the patient in the initial applications of the Reliance Insert, and 20 Reliance Inserts. After this initial purchase, the Company plans to market additional Reliance Inserts to its customers in packs of 20 Reliance Inserts and 50 Reliance Inserts. Other pack sizes may be added as the Company deems necessary. The Company has not yet made a final determination on the pack sizes of the Impress Softpatch for sale in the United States.

      The Company is not currently planning to stock pharmacies with the Reliance Insert or the Impress Softpatch; however, it intends to fill orders placed directly from individual pharmacies or doctors for patients not electing to deliver their prescriptions directly to the Company. The Company may consider stocking pharmacies or adopting other distribution strategies in the future.

Third-Party Reimbursement

United States

      In the United States, third-party reimbursement is generally available for surgical procedures for incontinence, but generally is unavailable for patient management products such as diapers and pads. Although the Company believes that the prospect of widespread government or private insurance reimbursement in the United States for the Reliance Insert or Impress Softpatch for the near term is unlikely, the Company does not believe that reimbursement is necessary for the successful launch of either product in the United States. The Company intends, however, to continue to work with managed care organizations to explore the possibility of reimbursement for the use of either or both products in the United States. Any such reimbursement is likely to be variable among these third-party payors.

International Markets

      The availability of third-party reimbursement for the use of the Company's Reliance Insert, Impress Softpatch or/and any related incontinence products varies among the foreign countries that the Company has targeted for the marketing and sale of such products. Prior to the market launch of the Reliance Insert in Germany in September 1995, the Company received notice that the use of the Reliance Insert would be fully reimbursable by the German government. Because the procedure for applying for reimbursement in France is more involved and includes a requirement that clinical studies be conducted in France, it is unclear whether or when the Company's distributor in France, Porges S.A., will apply for reimbursement for the Reliance Insert in France. The Company and Astra Tech AB, one of the Company's distributors, successfully applied for reimbursement for the use of the Reliance Insert in each of Norway and Sweden, and parts of Denmark and Finland. The process of applying for reimbursement for the Reliance Insert in The Netherlands, where reimbursement is available only through private insurers, and the United Kingdom is a more involved process, which the Company and its European distributors began prior to the professional market launches in The Netherlands, which occurred in March 1996, and the United Kingdom, which occurred in April 1996. The Company is unable to predict when final reimbursement decisions will be rendered in such countries. Changes in the availability of third-party reimbursement for the Reliance Insert, for products of the Company's competitors or for surgical procedures may affect the pricing of the Reliance Insert or its relative cost to the patient.

Research and Development

      The Company believes that its future success will depend in large part upon its ability to enhance its Reliance Insert and Impress Softpatch and to develop other new products. Accordingly, the Company intends to continue to devote significant funds and efforts to research and development. The Company currently employs 36 individuals on a full-time basis and 8 on a part-time basis for its research and development efforts.

      The Company believes that there is potential for improvement in the diagnosis and treatment of a number of urological and gynecological disorders. The Company believes that advancements in urology and gynecology have been hampered by the relatively smaller research and development resources dedicated to these disciplines as compared to other areas, such as cardiology.

      In order to pursue its focus on identifying, developing and marketing innovative products that address female urological disorders, UroMed has reevaluated and reorganized its research and development groups to accomodate its anticipated growth. As Managing Director of Continence Care, Joanne Moon now overseas the development of the continence care area. Alan West was hired by the Company in February 1996 as Managing Director of Female Healthcare Programs. Rick Epstein was hired by the Company in October 1996 as Managing Director of Male Healthcare Programs. Robert Lorette was hired by the Company in February 1996 as Vice President of Corporate Development. The Company believes that this enhanced management team and newly organized research and development area should provide UroMed with the infrastructure necessary to continue to develop internal projects as well as to leverage in-licensing opportunities.

Competition

      The incontinence product industry is highly competitive. The Company believes that the primary competitive factors include the level of physician and consumer awareness and acceptance of available treatment methods, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers in the use of available treatment methods. The Company's ability to compete in this industry will also be affected by its product development capabilities and innovation, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing capabilities and its ability to attract and retain skilled employees. Current major competitors who compete in the adult absorbent market include Kimberly-Clark Corp., Procter & Gamble Co., Johnson & Johnson, Confab Technologies, Inc. and INBRAND Corp. Current major competitors who compete in the catheter/urine collection bag drainage system market include C.R. Bard, Inc., Kendall Co., Mentor Corp., ConvaTec Ltd. and Baxter Technologies, Inc. Current major competitors who compete in the market for surgical or implantable products for incontinence include American Medical Systems, Inc., C.R. Bard, Inc., Boston Scientific Corporation, Johnson & Johnson and Mentor Corp. The Company is also aware that at least one manufacturer of catheters has announced that it is seeking to develop a single-use plug device intended to compete with the Reliance Insert, and the Company believes that other companies may also be seeking to develop potentially competing devices, including indwelling valved devices.

      Many of the Company's competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Company. Finally, competitors in the medical device industry have in the past and may in the future employ litigation to gain a competitive advantage.

Patents and Proprietary Rights

      The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy regarding the protection of its proprietary rights and innovations is to seek patents on those portions of its technology that it believes are patentable and to protect as trade secrets other confidential and proprietary information.

      As of December 31, 1996, the Company held five issued United States patents and had thirteen additional United States patent applications and various foreign patent applications pending relating to the Company's technology underlying the Reliance Insert and other related products. The Company believes that the primary issued United States patent relating to the Reliance Insert, which includes both method and device claims and expires in the year 2010, contains broad claims relating to the construction and use of expandable remove-to-void urethral plugs.

      The Company holds two patents and has two patent applications pending with respect to the Impress Softpatch and related products. The issued patents relating to the Impress Softpatch and related products include device claims and expire in the year 2011. The two applications filed by the Company with respect to the Impress Softpatch and related technology contain both method and device claims.

      The Company believes that its patents, and any additional patents which may be issued pursuant to these applications and any continuations or continuations-in-part, may provide the Company with a substantial competitive advantage in the female incontinence markets for urethral insert products and exterior barrier products which use adhesive technology. However, there can be no assurance as to the degree of protection offered by any of these patents or that any patents will be issued with respect to the Company's pending patent applications. The Company also holds licenses to two issued United States patents, and has jointly filed one pending United States patent application and various foreign patent applications, relating to applications of the Company's technology outside of the area of incontinence.

      Some of the technology used in the Company's products is not covered by any patent or patent application of the Company. The Company seeks to maintain the confidentiality of its proprietary technology by requiring employees who work with proprietary information to sign confidentiality agreements and by limiting access by parties outside the Company to such confidential information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with the Company's patent rights, the enforcement by the Company of its trade secret rights can be lengthy and costly, with no guarantee of success.

      To date, no claims have been brought against the Company alleging that its technology or products infringe intellectual property rights of others. However, there can be no assurance that such claims will not be brought against the Company in the future or that any such claims will not be successful.

      In addition to the proprietary protection afforded by the Company's intellectual property activities, the Company believes that the production processes that it has developed for the Reliance Insert and that it is developing for the Impress Softpatch, involving the production of components in high volumes, at acceptable costs and with very low fault tolerances, are key assets of the Company. Because it believes that any potential competitor attempting to produce an expandable urethral plug, external adhesive barrier device or similar devices would also have to develop production processes involving the production of components at high volumes, at acceptable costs and at very low fault tolerances in order to compete effectively, the Company believes that its development efforts with regard to production processes are an important competitive advantage. See "--Manufacturing of the Reliance Insert."

      The Company has selected the name Reliance for its incontinence insert product through a program of market research and testing. As part of the Company's global branding and marketing strategy, the Company has filed for and received trademark registrations for the Reliance name in the United States and in a number of other countries where it plans to market the Reliance Insert. In late 1994, the Company became aware that Howmedica, Inc. ("Howmedica"), a medical products company, has claimed rights to the Reliance name in several countries. In April 1995, the Company and Howmedica entered into an agreement which permits each party to use the Reliance name for its specific product areas in those countries where both parties have filed or will file registrations. Howmedica does not currently market products for the treatment of UI. There can be no assurance that further trademark registration of Reliance or any other name that may be selected by the Company will ever be obtained or, if a trademark registration is obtained, that such trademark or the Company's use thereof will not be challenged, invalidated, prevented or circumvented in the future.

      The Company has selected the name Impress Softpatch for its adhesive patch incontinence device. The Company has filed an application for trademark registration in the United States and will file applications for appropriate trademark registrations in Europe and other countries for the Impress Softpatch. However, there can be no assurance that the Company will receive trademark registration for the name Impress Softpatch in the United States or in any other countries in which the Company may want to market and sell the Impress Softpatch.

Government Regulation

United States

      The Reliance Insert and Impress Softpatch, as well as certain products currently under development by the Company, are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

      Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to FDA-mandated "Good Manufacturing Practices." Generally, Class II devices are those whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new not substantially equivalent devices introduced after May 28, 1976. The Reliance Insert is a Class III device, and the Impress Softpatch is a Class II device.

      If a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Notification application. The 510(k) Notification application and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device and a 510(k) Notification application may require the submission of data including clinical data.

      Following submission of the 510(k) Notification application, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) Notification application. The FDA may agree with the manufacturer or distributor that the proposed device is "substantially equivalent" to another legally marketed device, and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of a product. FDA clearance for the Impress Softpatch was granted on the basis of a 510(k) Notification application originally filed by Advanced Surgical Intervention, Inc.

      If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed medical device, the manufacturer or distributor will have to seek pre-market approval or reclassification of the device. A PMA, which must prove that a device is safe and effective, must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By regulation, the FDA has 180 days to review a PMA after it has been determined to be fileable. While the FDA has at times responded to PMA's within the allotted time period, PMA reviews more often occur over a longer time period and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing. FDA approval for the Reliance Insert was granted on the basis of a PMA originally filed by the Company as a 510(k) Notification application in December 1994. Approvals granted by the FDA on the basis of PMA's are granted subject to publication of notice in the Federal Register, which initiates a 30-day period during which interested persons may seek review of the decision to approve the PMA. The FDA published this notice on December 2, 1996 and the 30-day period of review ended on January 2, 1997.

      After approval is granted on the basis of a PMA, continued market clearance is contingent upon the submission of annual post-clearance reports required by FDA regulations. In addition to the general requirements of the FDA regulations for post-clearance reports, the FDA approval of the Reliance Insert requires that post-clearance reports contain an evaluation of the long-term effects of the Reliance Insert, including the results of a five-year post-marketing surveillance study covering 150 patients designed to determine
(i) the degree of urinary tract infection associated with use of the device, including type and frequency of symptomatic bacteriuria, and (ii) the long-term effect of use of the device on urethral integrity. Subject to certain exceptions, changes to an approved device, including the materials used therein, and its manufacturing and quality processes, require additional submissions to the FDA. If the FDA believes that the Company is not in compliance with applicable law and regulations, the FDA can take one or more of the following actions: withdraw previously approved applications; require notification to users regarding newly found, unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; refuse to review or clear applications to market any of the Company's future products in the United States or to allow the Company to enter into government supply contracts; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees.

      If a manufacturer commercializes a medical device, it is required to register with the FDA and to list all of its devices. In addition, any such manufacturer will be subject to inspection on a routine basis for compliance with the FDA's GMP regulations. The Company's facility in Needham, Massachusetts, was registered with the FDA and successfully passed an inspection in connection with the Company's PMA application for the Reliance Insert. The FDA's regulations also require that such manufacturer manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, such manufacturer is required to comply with various FDA requirements for labeling and reporting of adverse reactions, and may be required to meet rules governing product tracking and post-market surveillance. See "--Properties."

      The Company's distribution system requires maintenance of a licensed pharmacy at its New Hampshire order-fulfillment center. This facility is subject to ongoing inspection and regulation by the State of New Hampshire Board of Pharmacy, which has authority to revoke the pharmacy license or modify the terms of the license. The State of New Hampshire is the only state in which the Company is licensed to distribute medical products. Although the Company does not believe its lack of a pharmacy license in other states will materially interfere with its ability to distribute products to consumers in the United States, an adverse decision by a regulator in any state could require the Company to suspend distribution to consumers in that state while it seeks an appropriate license or, if such license is not forthcoming or too costly to obtain, to terminate distribution in that state.

International

      Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country and with respect to the nature of the particular medical device. The time necessary to obtain approvals required by other countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product approvals in certain countries than in the United States, while approvals in countries such as Japan may take longer than in the United States. Nevertheless, in general the Company believes that these foreign regulatory requirements are less stringent than those imposed by the FDA.

      As required by German law, notification was made by the Company to the German Government prior to the German market launch of the Reliance Insert in September 1995. A similar notification procedure requirement is necessary for the sale of the Reliance Insert in France. One of the Company's distributors, Astra Tech AB, successfully completed the various notifications required by Norway, Sweden, Denmark, Finland, The Netherlands and the United Kingdom prior to the market launches of the Reliance Insert in these countries in 1995 and early 1996.

      Effective January 1, 1995, member countries of the European Union are required to comply with the Medical Devices Directive ("MDD"). Under the system established by the MDD, all medical devices other than active implants and in vitro diagnostic products must qualify for CE Marking by June 14, 1998. During the period from January 1, 1995 to June 14, 1998, medical devices must comply with the requirements of the MDD or the national requirements that were in force on December 31, 1994.

      In order to qualify for CE Marking, the manufacturer must comply with the Essential Requirements of the MDD. These relate to safety and performance. In order to demonstrate compliance with these requirements of the MDD, the manufacturer must undergo conformity assessment which depends on the class of the product. The Company chose as its conformity assessment type testing of the product by a Notified Body and assessment of the manufacturer's quality system used in production by a Notified Body. In February 1996, representatives of the Notified Body chosen by the Company reviewed the Company's facility and operations in Needham, Massachusetts, for conformity to the Essential Requirements of the MDD and Annex. Upon conclusion of the inspection, the representative recommended to the Notified Body that the Company be granted approval to use the CE Mark, and in March 1996 the Company received certification of eligibility to use the CE Mark on the Reliance Insert and any accessories for the Reliance Insert sold in Europe. The Company intends to apply to its Notified Body to gain the ability to affix the CE Mark to the Impress Softpatch in advance of any contemplated commercialization of such product in Europe. Any such application, if granted, would eliminate the need to acquire many of the additional regulatory approvals otherwise required to market the products in Europe.

      International sales of unapproved medical devices are also subject to FDA export requirements. For each country to which an unapproved medical device is exported, the manufacturer or distributor may first need to obtain documentation from the medical device regulatory authority of such country stating that the sale of such device is not in violation of that country's medical device laws. This documentation may then need to be submitted to the FDA with a request for a permit for export to such country. These requirements depend on both the regulatory status and classification of the product in the United States.

Employees

      As of December 31, 1996, the Company employed approximately 168 individuals on a permanent basis and 21 on a temporary basis. The Company believes that it has been highly successful in attracting experienced and capable personnel. However, there can be no assurance that the Company will continue to do so.

      None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements in Item 1 "Business" regarding (i) the planned progression of the Company's commercialization strategies for the Reliance Insert and Impress Softpatch, including the timing and extent of initial sales in the United States and abroad, (ii) the planned increases in manufacturing capacity for the Reliance Insert and the Impress Softpatch, including the timing and extent of expenditures needed for capital equipment and inventory production, (iii) consumer acceptance of the use of the Reliance Insert and Impress Softpatch as strategies for the self-care of UI and the size and accessibility of the Company's target markets, (iv) the protection which may be provided by the Company's patents and related technology in the area of treatment of incontinence, (v) the Company's planned uses for its cash and other liquid resources, (vi) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs; and (vii) the Company's expectations regarding its research and development and in-licensing activities. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors. In light of these risks, including particularly the following risks and uncertainties and those described under the heading "Risk Factors", there can be no assurance that any forward-looking statements contained in this Report will prove to be accurate:

- The uncertainty that the Reliance Insert and the Impress Softpatch will gain market acceptance either among physicians or UI sufferers in the United States or in Europe and the risk that the adverse effects experienced by some of the parties enrolled in clinical trials of the Company's Reliance Insert will be more prevalent in widespread consumer use of such products and that such effects will affect the market acceptance of these products.

- The dependence by the Company on the success of two products, the Reliance Insert and the Impress Softpatch, neither of which has been widely marketed.

- The uncertainty that the Company will be able to develop the ability to produce commercial quantities of its products and produce such quantities at an acceptable cost.

- The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing plan for the Reliance Insert and the Impress Softpatch in the United States.

- The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.

- The effect of competing products and surgical and non-surgical alternative treatments for incontinence.

- The uncertainty that the Company will be able to develop an effective distribution network and implement a successful distribution strategy for the Company's products in the United States, Europe and elsewhere.

- The uncertain protection afforded the Company by its patents and other intellectual property relating to the Reliance Insert and the Impress Softpatch.

- The uncertainty whether the Company will be able to achieve medical reimbursement for the Reliance Insert or the Impress Softpatch in the United States or in all the European markets targeted for the Company's products.

- The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

- Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

                                  RISK FACTORS

      The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Uncertainty of Market Acceptance of the Reliance Insert and Impress Softpatch

      Each of the Reliance Insert and the Impress Softpatch represents a new approach to managing certain types of female UI, and there can be no assurance that either product will gain any significant degree of market acceptance. The Company believes that recommendations by physicians will be essential for market acceptance of both the Reliance Insert and the Impress Softpatch, which are and will be marketed on a prescription basis, and there can be no assurance that any such recommendations, if such recommendations are ever made, will be followed. In addition, there can be no assurance that the Reliance Insert or the Impress Softpatch will be accepted by female UI sufferers in the United States or abroad. The Reliance Insert must be inserted into the urethra. Accordingly, some female UI sufferers may not be willing to use the device. Furthermore, the Reliance Insert and, to a lesser degree, the Impress Softpatch, may not be appropriate for use by UI patients who lack sufficient dexterity or who suffer from other physical or mental conditions that could have an impact on the safe and efficacious use of the devices. Certain transitory adverse effects such as hematuria (incidence of blood in the urine), urinary tract infection, device migration and anatomical findings such as irritation of the mucosa, were evident in varying degrees in the Company's clinical trials of the Reliance Insert. The observation of such adverse effects in patients, or the perception that the product could cause any such adverse effects, could have the effect of discouraging some potential users of the Reliance Insert. The Reliance Insert and the Impress Softpatch are each patient-managed therapies and as such patients may at any time decide to discontinue their use. During the course of the Company's clinical trials of the Reliance Insert, a considerable number of the patients enrolled in the trials chose to discontinue use of the Reliance Insert prior to the end of a complete year for a variety of reasons, including discomfort and, in some cases, urinary tract infections, experienced while using the device. The Company expects that patients will experience a foreign-body sensation, and in some cases, discomfort, during acclimation and use of the product. Results of the clinical trials of the Impress Softpatch indicated that some patients experienced slight tissue irritation after use of that device and that 48% of the patients were unable to report that they were completely dry when using the device. Although the safety and efficacy of the Reliance Insert and Impress Softpatch were each deemed to be sufficient for clearance by the FDA, there can be no assurance that either product will continue to prove to be safe and effective over the long-term and after wider use. Finally, the pricing of the Reliance Insert and the Impress Softpatch in the United States and in many foreign markets has not yet been finally determined, and the pricing policies of the Company and its European distributors could adversely impact market acceptance of these products as compared to competing products and treatments.

      Any of the foregoing factors, or other factors, including the availability or non-availability of third-party reimbursement, could limit or detract from market acceptance of the Company's products in the United States and abroad. Insufficient market acceptance of the Reliance Insert or the Impress Softpatch would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--The Reliance Insert," "--The Impress Softpatch," and "--Third Party Reimbursement."

Dependence on Two Products

      The Company expects to derive a substantial part of its revenues for the next several years from sales of the Reliance Insert and the Impress Softpatch. The Company's failure to commercialize successfully both of these products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new properties, or both. Also, the development of any new products may require that such products will be subject to clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. See "Business--Research and Development."

Limited Manufacturing Capability and Experience

      The Company has limited experience in manufacturing commercial quantities of its Reliance Insert and has not manufactured significant quantities of any other products, including the Impress Softpatch. In addition, the Company is currently unable, due in part to the current volume of production, to manufacture Reliance Inserts at a cost below the price at which such products are currently being sold to the Company's European distributors and domestic customers. In order to successfully commercialize the Reliance Insert in the United States and abroad, the Company will have to reduce per-unit manufacturing costs while maintaining the extremely high quality standards required. In addition, the Company may have to increase its manufacturing capacity to support expected demand for the Reliance Insert generated by sales to direct customers in the United States and sales to the Company's distributors in Europe during the second half of 1997. Moreover, in the event that demand for the Reliance Insert is greater than expected, the Company may not be able to develop additional manufacturing capacity to produce quantities of the Reliance Insert sufficient to supply such requirements in a timely fashion. In the event that the Company's planned expansion of its manufacturing capacity is delayed for any reason due to problems encountered during such expansion, the Company may be unable to produce quantities of the Reliance Insert to fulfill its commitments to its European distributors or the demand of the United States market. The Company has not yet developed any capacity to manufacture the Impress Softpatch, and has not yet been able to demonstrate that it will be able to manufacture the Impress Softpatch or to develop such capacity on a cost-effective basis. Even if the Company does develop such capacity, it may not be able to develop sufficient capacity to produce the quantities of the Impress Softpatch that may be required to support its sales. In order to develop sufficient additional manufacturing capacity, the Company will have to make substantial capital expenditures on additional units of the Company's automated assembly equipment for the Reliance Insert and new equipment to manufacture the Impress Softpatch, and expand the Company's existing manufacturing facility into space currently used for other functions, or acquire additional manufacturing space at other locations. In the event that the Company is unable to manufacture sufficient quantities of the Reliance Insert or the Impress Softpatch to support its obligations under its European marketing and sales agreements and ultimately to support sales in the United States, the Company may be required to enter into arrangements with third parties to manufacture these products. These other manufacturers may not be able to manufacture the Reliance Insert or Impress Softpatch on commercially acceptable terms or in quantities sufficient to permit the successful commercialization of such products. See "Business--The Reliance Insert--Manufacturing of the Reliance Insert," and "--The Impress Softpatch--Manufacturing of the Impress Softpatch."

Dependence on Others for Components and Raw Materials

      Certain of the raw materials for the manufacture of the Reliance Insert and the Impress Softpatch are available only from single sources, and certain of the components of the Reliance Insert are manufactured by third parties. Interruptions in supplies of raw materials or components of the Reliance Insert may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices generally. In the event of such an interruption, alternative sources of raw materials or components may be limited. The Company is currently a party to supply agreements with only some of its key suppliers and may not be able to obtain agreements with some of its suppliers of raw materials or components if it so desires. In the event that the Company replaces its current raw materials used in the Reliance Insert or Impress Softpatch with alternative materials, such product, as modified, may require new FDA and other regulatory approvals, and additional clinical and other testing may be required in order to obtain such approvals. Any interruption in the supply of raw materials currently used by the Company or any components incorporated in the Reliance Insert, or the usage of any alternative raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--The Reliance Insert--Manufacturing of the Reliance Insert."

Lack of Marketing and Sales Experience; Dependence on European Marketing and Sales Agreements

      Although the FDA has approved the Reliance Insert and cleared Impress Softpatch for marketing in the United States, the Company has sold only limited amounts of the Reliance Insert in the United States and has not sold the Impress Softpatch. The Company has developed a direct marketing and sales group in the United States for its products and has begun to commercialize the Reliance Insert internationally through marketing and sales agreements. However, there can be no assurance that the Company has built an effective sales force, will be able to continue to attract and retain a qualified marketing and sales group in the United States, or can otherwise design and implement an effective marketing and sales strategy for the Reliance Insert, the Impress Softpatch or any future product developed by the Company.

      The Company believes that a portion of its future product revenue will be derived from certain European markets including Germany, France, The Netherlands, the United Kingdom, Sweden, Norway, Denmark and Finland. The Company has entered into marketing and sales agreements with several European companies providing for the marketing and sale of the Reliance Insert in these countries on an exclusive basis. In general, pursuant to these agreements, the Company is required to provide sufficient quantities of Reliance Inserts for sale by its European distributors, and the Company's European distributors are permitted to market and sell the Reliance Insert in such countries at prices and in a manner determined by such companies. There can be no assurance that the Company's European distributors will be able to successfully market and sell the Reliance Insert in their respective countries, that they will devote sufficient resources to support the market launch of the Reliance Insert in those countries, or that they will market the Reliance Insert at prices that will permit it to gain market acceptance in their respective territories. In addition, these agreements impose certain obligations upon the Company relating to delivery of commercial quantities of the Reliance Insert, the maintenance of product liability insurance and the clinical performance of the Reliance Insert. Failure or inability of the Company to comply with any of these obligations under these agreements could permit the Company's distributors to terminate their respective agreements. In addition, there can be no assurance that each or any of these distributors will perform its obligations under its respective agreement with the Company. Any such termination or non-performance, or any failure by the Company's European distributors to effectively market the Reliance Insert in their respective territories, will have a material adverse impact on the Company's ability to market and sell the Reliance Insert in these territories, and perhaps other territories, including the United States. The Company has not entered into any distribution arrangements with respect to the Impress Softpatch for the European market or elsewhere, and does not currently have a marketing strategy that would enable it to undertake commercialization of the Impress Softpatch in Europe on a unilateral basis. In the event that the Company is successful in developing satisfactory distribution arrangements in one or more European markets for the Impress Softpatch, such distribution arrangements will be subject to risks and uncertainties similar to those of the Company's existing relationships with respect to the Reliance Insert. See "Business--Marketing and Sales," "--The Reliance Insert--Launch Strategy in International Markets" and "--The Impress Softpatch--Launch Strategy in International Markets."

Limited Operating History; History of Losses; Profitability Uncertain

      Since inception in October 1990, the Company has been primarily engaged in research and development of the Reliance Insert. The Company acquired the Impress Softpatch technology in May 1996. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of $71.3 million, including $30.2 million relating to the acquisition of the Impress Softpatch technology and related expenses. In addition, the development and commercialization by the Company of the Reliance Insert, the Impress Softpatch and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize these products. There can be no assurance that the Company will generate sufficient revenue to pay interest and principal on its $69,000,000 aggregate principal amount 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes") or to achieve continued profitability. The Company expects its operating losses to increase over the foreseeable future and there can be no assurance that the Company will be profitable in the future or that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Lack of Distribution Experience; Unconventional Distribution System

      The Company has limited experience in distributing units of its products to its ultimate consumers. In Europe, where nearly all of the sales of the Company's products have been made to date, the Company relies on the distribution systems of third party distributors. In addition, the distribution system that the Company has developed in the United States is designed as a direct-to-consumer system in which the Company expects that most of its sales will be made over the telephone during calls originating with the consumer, rather than in sales directly to pharmacies. These orders would be filled directly by the Company. The Company is aware of no other medical device manufacturer who has employed such a distribution strategy in the United States. There can be no assurance that the Company's distribution system will be successful in filling orders made by the Company's customers on a timely, accurate and cost-effective basis, or that the Company's consumers will be willing to telephone orders to the Company directly. In addition, as a licensed pharmacy, the Company's fulfillment center in Nashua, New Hampshire is subject to state and federal regulation of its operations. Any significant failure by the Company to fill orders for its products on an accurate and timely basis, or otherwise to meet any ongoing licensing requirements in New Hampshire or elsewhere, could result in a suspension or loss of its license and interruption of its distribution activities, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Distribution" and "--Government Regulation."

Competition and Technological Advances

      The incontinence product industry is highly competitive. The Company's ability to compete in the UI management field will depend primarily upon physician and consumer acceptance of the Reliance Insert and the Impress Softpatch, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing, marketing and distribution capabilities and its ability to attract and retain skilled employees. Certain of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources. See "Business--Competition."

Risks Relating to FDA Oversight and Other Government Regulation

      The medical devices currently being manufactured, or proposed to be manufactured, by the Company, including the Reliance Insert and the Impress Softpatch, and the facilities at which the Company manufactures its products, are subject to regulation by the FDA and, in many instances, by comparable agencies in the foreign countries in which these devices are distributed and sold. Although approval to market the Reliance Insert and clearance to market Impress Softpatch in the United States has been granted by the FDA, the process of obtaining regulatory approvals for the marketing and sale of any additional products, or the modification of existing products, by the Company could be costly and time-consuming and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods, impose substantial additional costs and furnish an advantage to competitors who have greater financial resources. Moreover, regulatory approvals for new or modified products, if granted, may include significant limitations on the indicated uses for which a product is marketed. In addition, the extent of potentially adverse governmental regulations that might arise from future legislative, administrative or judicial action cannot be determined. The final approval granted by the FDA for marketing the Reliance Insert in the United States was conditioned upon final labeling review, which has been completed, and an undertaking to complete a five-year post-marketing study covering 150 patients designed to determine (i) the degree of urinary tract infection associated with use of the device, including type and frequency of symptomatic bacteriuria, and (ii) the long-term effect of use of the device on urethral integrity. If the FDA were to believe that the Company is not in compliance with applicable law and regulations, the FDA could take one or more of the following actions: withdraw previously approved applications; require notification to users regarding newly found, unreasonable risks; request the repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; refuse to review or clear applications to market any of the Company's future products in the United States or to allow the Company to enter into government supply contracts; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees. Civil penalties for Food, Drug and Cosmetic Act violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate period of time. The Company's manufacturing facility in Needham, Massachusetts, the operations conducted there, and any future manufacturing facilities developed or acquired by the Company and any operations conducted there are subject to on-going inspections by the FDA. The Company registered the facility with the FDA in connection with its Pre-Market Approval application for the Reliance Insert and FDA representatives inspected the facility and operations prior to granting approval of such application. Although the Company's facility passed inspection in connection with this approval, as a registered manufacturing facility subject to Good Manufacturing Practices, this facility is subject to future inspections no less frequently than once every two years. Any revocation of the Company's approval for marketing either the Reliance Insert or the Impress Softpatch, or any material product recall or loss of certification of the Company's manufacturing facility, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to regulation under federal, state and local regulations regarding maintenance of a licensed pharmacy, work place safety, environmental protection and hazardous and controlled substance controls, among others. The Company cannot predict the extent of government regulations or impact of new government regulations which might have an adverse effect on the production and marketing of the Company's products. See "Business--Research and Development," "--The Reliance Insert--Regulatory Status of the Reliance Insert," "--The Impress Softpatch--Regulatory Status of the Impress Softpatch," and "--Government Regulation."

Risk of Inadequate Funding; Future Capital Funding

      The Company plans to continue to expend substantial funds on expansion of its manufacturing facilities or acquisition of additional manufacturing facilities, marketing and distribution of its products, research and product development and pursuit of regulatory approvals. The Company also intends to invest in additional equipment in order to establish sufficient manufacturing capabilities to supply commercial volumes of its Reliance Insert and Impress Softpatch in the United States and abroad. Changes in technology or sales growth beyond currently contemplated manufacturing capabilities will require further capital investment. There can be no assurance that the Company's existing capital resources and any funds generated from future operations will be sufficient to finance any required investment or pay interest on and principal of the Notes or that other sources of funding will be available. In addition, future sales of substantial amounts of the Company's securities in the public market could adversely affect prevailing market prices and could impair the Company's future ability to raise capital through the sale of its securities.

Uncertainty Regarding Patents and Protection of Proprietary Technology

      The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance as to the validity of the United States patents held by the Company with respect to the technology underlying the Reliance Insert, the validity of the United States patents with respect to the technology underlying the Impress Softpatch, or as to the degree of protection offered by these patents. There can be no assurance that the Company's patents will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to the Company. During the pendency of any such proceedings, the Company may be restrained, enjoined or otherwise limited in its ability to make, use or sell a product incorporating the patents or technology that are the subject of such claim, which would have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease making, using or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

      The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented proprietary technology. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees or consultants will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. Finally, there can be no assurance that the Company's Reliance trademark or any trademarks chosen and registered for the Impress Softpatch will provide meaningful protection. See "Business--Patents and Proprietary Rights."

Product Liability Risk; Limited Insurance Coverage

      The manufacture and sale of medical products and the conduct of clinical trials using new technology entail the risk of product liability claims. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities which it might incur in connection with the clinical trials of the Company's Reliance Insert, the commercialization of the Reliance Insert in the United States and in Europe or the contemplated commercialization of the Impress Softpatch. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of product liability claims brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the market acceptance of the Company's products.

Dependence on Key Personnel

      The Company is dependent upon a number of key scientific and management personnel (most of whom do not have employment agreements providing for a fixed term of employment). The loss of the services of one or more key individuals would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain other highly qualified scientific and management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel. See "Executive Officers of the Registrant."

Uncertainty Relating to Third-Party Reimbursement

      In the United States and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for incontinence, but generally unavailable for patient-managed products such as diapers and pads. As part of its near-term marketing plan in the United States, the Company does not believe it will obtain government or private insurance reimbursement for its Reliance Insert or Impress Softpatch and that the prospect of substantial third-party reimbursement for either device in the United States may be difficult. In Europe, the Company and its European distributors have agreed to adopt a strategy of pursuing reimbursement for the use of the Reliance Insert in each of their respective territories where it is appropriate. The availability of third-party reimbursement for the Reliance Insert in Europe varies from country to country. While the Company has received notice that full reimbursement for the use of the Reliance Insert will be provided by the relevant German, Swedish and Norwegian governmental authorities and by certain authorities covering much of Denmark and Finland, it is unclear whether reimbursement will be available for the Reliance Insert in the remainder of Denmark or Finland, or whether reimbursement will be available for the Reliance Insert in France, The Netherlands or the United Kingdom. It is also unclear whether or not such reimbursement approvals that the Company has received may at some point in the future be reversed. The Company has not yet established a strategy with respect to seeking reimbursement for the Impress Softpatch outside of the United States. If third-party reimbursement is unavailable in the relevant European country or in the United States, consumers will have to pay for the

Reliance Insert or Impress Softpatch themselves, resulting in greater relative out-of-pocket cost of such therapies as compared to surgical procedures and other management options for which third-party reimbursement is available. Changes in the availability of third-party reimbursement for the Reliance Insert or Impress Softpatch, for products of the Company's competitors or for surgical procedures may affect the pricing of the Company's products or the relative cost to the consumer. The Company is not able to predict the effect that the availability or unavailability of third-party reimbursement for the Reliance Insert or Impress Softpatch may have on the commercialization of such products abroad or in the United States. See "Business--Third-Party Reimbursement."

International Sales and Operations Risks

      The Reliance Insert is currently being marketed and sold by the Company's European distributors in Germany, Sweden, Denmark, Norway, The Netherlands, the United Kingdom and Finland and the Company intends to sell the Reliance Insert in France through its French distributor. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis would have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. International sales of the Reliance Insert in the fourth quarter of 1996 were lower than expected and the Company expects that international sales of the Reliance Insert will be minimal for at least the first half of 1997. There can be no assurance that the Company will be able to successfully commercialize the Reliance Insert, the Impress Softpatch or any future product in any foreign market. See "Business--The Reliance Insert--Launch Strategy in International Markets" and "--The Impress Softpatch--Launch Strategy in International Markets."

Volatility of Market Prices

      The market price of the Common Stock and Notes may be highly volatile. Factors such as quarter-to-quarter variations in the Company's operations or financial performance and announcements of technological innovations or new products, results of clinical trials or other regulatory or reimbursement events by the Company or its competitors or any of its or their regulators could cause the market price of the Common Stock or Notes to fluctuate significantly. In addition, in recent years the stock markets in general, and the market prices for medical technology companies in particular, have experienced significant volatility, which often may have been unrelated to the operating performance of the affected companies. Such volatility may adversely affect the market price of the Common Stock or Notes. See "Market for Registrant's Common Stock and Related Shareholder Matters."

Certain Charter and By-Law Provisions May Affect Market Prices

      The Company's Restated Articles of Organization and the Company's Amended and Restated By-Laws contain provisions that may have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

Certain Massachusetts Laws May Affect Market Prices

      Certain Massachusetts laws contain provisions that may have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. These laws include Chapter 110F of the Massachusetts General Laws, which prohibits certain "business combinations" with "interested stockholders," and Chapter 110D, entitled "Regulation of Control Share Acquisitions." These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

Effect of Issuance of Preferred Stock

      Shares of preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

Concentration of Ownership

      As of December 31, 1996, directors and executive officers of the Company and their affiliates owned approximately 24% of the outstanding Common Stock (including options to purchase Common Stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

      The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

      The future sale of shares of the Company's Common Stock could have an adverse effect on the market price of the Common Stock or the Notes. The Company currently has two effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 8,519,538 shares of Common Stock held by certain current shareholders of the Company. Of these 8,519,538 shares, 6,184,512 shares are covered by a registration statement which was declared effective in October 1995 registering shares of Common Stock held by approximately 73 holders. These shares, representing shares of Common Stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares, with the exception of 1,641,257 shares held by an affiliate of the Company, may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. The remaining 2,335,026 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 252,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. All of the shares covered by these registration statements are freely tradeable in the open market without volume limitations. As of December 31, 1996 the Company also has options outstanding to purchase an aggregate of 1,546,858 shares of Common Stock and has an additional 1,064,720 shares of Common Stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act. As of December 31, 1996, the Company had reserved 5,195,391 shares of Common Stock for issuance upon conversion of the Notes.

Item 2. Properties

      The Company currently occupies a 40,000 square-foot leased facility in Needham, Massachusetts. This lease expires in 2001; however, the Company has the option to extend the lease for an additional five years. This leased facility includes research and manufacturing space and, to a lesser degree, administrative space. The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. The Company registered the facility with the FDA in connection with its PMA application for the Reliance Insert and FDA representatives inspected the facility and operations prior to granting approval of such application. Although the Company's facility passed inspection in connection with this approval, as a registered manufacturing facility subject to Good Manufacturing Practices, this facility is subject to future inspection no less frequently than once every two years.

      In order to support commercialization of the Reliance Insert and the Impress Softpatch in the United States and abroad the Company believes it is likely that the Company will be required to acquire additional manufacturing space to accommodate contemplated manufacturing operations for the Impress Softpatch, either through expansion of the Company's manufacturing space into space currently used for research and development, marketing or other administrative functions at the Company's existing facility, and relocation of such operations elsewhere, or through the acquisition of additional manufacturing space. Any such additional manufacturing space would be required to be registered and qualified in the same manner as the Company's current facility, and would be subject to the same inspection requirements. See "--Government Regulation."

      The Company also leases a 6,200 square foot fulfillment center in Nashua, New Hampshire, where the Company's staff pharmacist is located, and intends to exercise its right of first offer on an additional 3,000 square feet of space at the same location in 1997. This lease expires in 1997; however, the Company has the right to renew the lease for five additional one-year terms after the expiration of the initial term. Direct-to-consumer shipments of the Company's products are currently made from this location.

Item 3. Legal Proceedings

      The Company is not involved in any material legal proceedings, nor is the property of the Company the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the Company's 1996 fiscal year there were no matters submitted to a vote of the securityholders of the Company.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

      Information relating to the market for the Company's common stock and related shareholder matters is contained on the inside back cover, after page 28, of the 1996 Annual Report in the section entitled "Stock Profile and Activity," which section is incorporated herein by reference.


Item 6. Selected Financial Data

      Selected financial data for the five years ended December 31, 1996 is contained on page 13 of the 1996 Annual Report in the section entitled "Selected Financial Data," which section is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information is contained on pages 14 to 17 of the 1996 Annual Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The financial statements, together with the report thereon of Price Waterhouse LLP dated February 17, 1997, appearing on pages 18 to 28 of the 1996 Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Executive Officers of the Registrant

      The names of the Company's executive officers and certain information about them are set forth below as of March 21, 1997:

            Name            Age                       Position
            ----            ---                       --------

        Richard M. Epstein  40     Managing   Director  of  Male  Healthcare
                                   Programs
        Stephen A. Guida    46     Vice President, Marketing and Sales
        Robert C. Lorette   45     Vice President, Corporate Development
        Neil J. Magner      41     Vice President, Manufacturing
        Joanne H. Moon      45     Managing Director of Continence Care
        Paul J. Murphy      48     Chief Financial Officer and Treasurer
        John G. Simon       34     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
        Alan I. West        49     Managing Director of Female Healthcare
                                    Programs
        Carl J. Wisnosky    48     Vice President, Research and Development

      RICHARD M. EPSTEIN joined the Company as Managing Director of Male Healthcare Programs in October 1996. Prior to joining the Company, he served as Vice President Sales, Marketing and Business Development for Nextran, an affiliate of Baxter Healthcare. Mr. Epstein helped create Nextran during his ten years with Baxter Healthcare where he also held positions as Director of the Transplant Business and Director of Advanced Product and New Business Development. Mr. Epstein holds a B.S. from the University of Illinois, an M.S. from Stanford University and an M.B.A. from the University of Chicago.

      STEPHEN A. GUIDA joined the Company in September 1995 as Vice President, Marketing and Sales, with over 22 years of domestic and international marketing experience. From May 1994 to August 1995, Mr. Guida was Vice President, Marketing and Sales, for IQ Now Corporation, a developer and marketer of health care information services. Prior to joining IQ Now, Mr. Guida held several senior sales and marketing positions, including Vice President, Worldwide Strategic Marketing, and Vice President, U.S. Marketing and Sales at Allergan Medical Optics, a division of Allergan, Inc., a global eye care company. Mr. Guida holds a B.S. from the University of South Carolina and an M.B.A. from Pepperdine University.

      ROBERT C. LORETTE joined the Company in February 1996 as Vice President, Corporate Development, with over 18 years of legal and business experience. From 1985 to 1995, Mr. Lorette was employed by Bausch & Lomb Incorporated, a diversified healthcare and optics company, where he held the positions of Vice President and General Manager, Specialty Products for the Charles River Laboratories Division; Vice President and General Manager of the Criterion Vision business unit; and Senior Counsel in the Law Department. From 1978 to 1987, he practiced law in Connecticut. Mr. Lorette holds an A.B. from the College of the Holy Cross and a J.D. and an M.P.A. from Syracuse University.

      NEIL J. MAGNER joined the Company in October 1994 as Director of Manufacturing. In September 1996 he was promoted to Vice President, Manufacturing. Prior to joining the Company he was employed from 1979 through 1994 by Millipore Corporation, a manufacturer of pharmaceutical and microelectronics filters and systems. There he held various manufacturing management positions, most recently serving as the Plant Manager of the Process Systems Division. Mr. Magner holds a B.A. from Merrimack College and an M.S. from Lesley College.

      JOANNE H. MOON joined the Company in May 1991 as Vice President, Operations, with over 23 years of manufacturing experience. In September 1996 she was promoted to Managing Director of Continence Care. From 1978 to 1991, Ms. Moon was employed by the U.S.C.I. Division of Bard, a manufacturer of cardiovascular medical devices, where she held the positions of Plant Manager, Director of Manufacturing and Director of Quality Assurance. Ms. Moon holds a B.A. from Upsala College.

      PAUL J. MURPHY joined the Company in June 1994 as Chief Financial Officer and Treasurer. Previously, he served as Vice President, Finance and Treasurer of Xyplex, Inc., a local area network company, from 1986 to 1994 and as Chief Financial Officer from 1990 to 1994. He served as Vice President, Finance of Ztel, Inc. from 1985 to 1986 and as Vice President, Finance of Lexidata Corporation from 1979 to 1985. Mr. Murphy holds a B.S. from Brooklyn College and an M.B.A. from the Harvard Graduate School of Business Administration.

      JOHN G. SIMON is the founder of UroMed and has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since inception in 1990. Prior to founding the Company, Mr. Simon served as an associate at Highland Capital Partners, L.P., a venture capital firm, from 1988 to 1990, and as a research associate at Charles River Ventures, a venture capital firm, from 1985 to 1987. He was also the Vice President of Marketing and Sales for Adaptive Networks Inc. from 1987 to 1988. Mr. Simon holds a B.A. from Harvard University and received a second B.A. from Oxford University while on a Rhodes Scholarship.

      ALAN I. WEST joined the Company in February 1996 as Managing Director of Female Healthcare Programs, bringing with him twenty years of medical product development experience. Most recently, he was Business Manager of Vision Sciences, an endoscopy company. Previously, he joined Boston Scientific Corporation's Microvasive division, and he left there in 1990 as Vice President of Research and Development. From 1976 to 1981, he worked in research and development at the Codman division of Johnson & Johnson and as Marketing Manager of a small company involved in biomechanics, sports medicine and sensors. Mr. West holds a B.S. from Brown University and an M.S. from Tufts University.

      CARL J. WISNOSKY joined the Company as Vice President, Research and Development in April 1993. Prior to joining the Company, he was employed from 1986 to 1993 by Smith & Nephew Dyonics, Inc., a manufacturer of surgical instruments and medical supplies, where he held a number of positions, most recently serving as the Vice President, Research and Development and prior to that as Vice President, Operations. Mr. Wisnosky holds a B.S. and an M.S. from the New Jersey Institute of Technology.

      Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" on pages 3, 4 and 8 of the 1997 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" on page 11 of the 1997 Proxy Statement, which section is incorporated herein by reference.

Item 11. Executive Compensation

      Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" on pages 6 through 10 of the 1997 Proxy Statement, which section is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" on pages 2 and 3 of the 1997 Proxy Statement, which section is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

      None.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) Financial Statements of UroMed Corporation. The following financial statements required by Item 8 of Form 10-K are incorporated by reference from the 1996 Annual Report attached hereto as Exhibit 13.

                                                           Location in 1996
                                 Item                        Annual Report
                                 ----                      -----------------

        Report of Independent Accountants                      Page 28

        Balance Sheet at December 31, 1995 and 1996            Page 18

        Statement  of  Operations   for  the  three
        years in the period ended December 31, 1996            Page 19

        Statement of  Stockholders'  Equity for the
        three  years in the period  ended  December            Pages 20-21
        31, 1996

        Statement  of  Cash  Flows  for  the  three
        years in the period ended December 31, 1996            Page 22

        Notes to Financial Statements                          Pages 23-28



            (2) Financial Statement Schedules of UroMed Corporation. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

                                 Item
                                 ----

        Report of Independent Accountants

        Schedule  VIII - Valuation  and  Qualifying
        Accounts and Reserves

            All other schedules are omitted because the required information is not applicable or because the information is reflected in the financial statements or notes thereto.


            (3) Exhibits. The following documents are filed as exhibits to this Annual Report on Form 10-K.

        Exhibit No.          Description
        -----------          -----------

            3.2 Amended and Restated By-Laws of the Registrant *(a) (filed as Exhibit No. 3.2)

            3.3 Restated Articles of Organization of the Registrant *(b) (filed as Exhibit No. 3.3)

            10.1 Amended and Restated Registration Rights Agreement dated as of September 15, 1993 among the Registrant and certain of its security holders
                        *(a) (filed as Exhibit No. 10.1)

            10.2 Consulting Agreement dated as of November 3, 1993 between the Registrant and Kenneth Thurston
                        *(a) (filed as Exhibit No. 10.5)

            10.3        Amended and Restated 1991 Stock Option Plan of the
                        Registrant
                        *(c) (filed as Exhibit No. 4.3)

            10.4 UroMed Corporation 1995 Employee Stock Purchase Plan *(d) (filed as Exhibit No. 4.3)

            10.5 Forms of Nonstatutory Common Stock Option Agreements between the Registrant and its Directors
                        *(a) (filed as Exhibit No. 10.7)

            10.6 Forms of Nonstatutory Common Stock Option Agreements between the Registrant and members of its Medical Advisory Board and its Scientific Advisory Board *(a) (filed as Exhibit No. 10.8)

            10.7 Forms of Incentive Stock Option Agreements between the Registrant and its Employees
                        *(a) (filed as Exhibit No. 10.9)

            10.8 Form of Consulting, Confidentiality and Non-Competition Agreement between the Registrant and members of its Medical Advisory Board and its Scientific Advisory Board *(a) (filed as Exhibit No. 10.10)

            10.9        Employment Agreements between the Company and Joanne H.
                        Moon and Carl J. Wisnosky
                        *(a) (filed as Exhibit No. 10.15)

       Exhibit No.            Description
       -----------            -----------

            10.10       Employment Agreement between the Company and Paul J.
                        Murphy
                        *(e) (filed as Exhibit No. 10.1)

            10.11       Employment Agreement between the Company and Stephen A.
                        Guida
                        *(f) (filed as Exhibit 10.12)

            10.12 Nonstatutory Common Stock Option Agreement between the Registrant and Stephen A. Guida
                        *(f) (filed as Exhibit 10.13)

            10.13 Lease between the Company and Trustees of New England Industrial Center
                        *(f) (filed as Exhibit No. 10.1)

            10.14       Employment Agreement between the Company and John G.
                        Simon
                        *(g) (filed as Exhibit No. 10.2)

       +    10.15       Contract Purchase Order No. 94250 between the Company
                        and Innovative Products & Equipment ("IPE")
                        *(g) (filed as Exhibit No. 10.4)

       ++   10.16       Contract Purchase Order No. 94004 between the Company
                        and IPE
                        *(f) (filed as Exhibit No. 10.2)

       +++  10.17       Distributorship Agreement between the Company and E.
                        Tosse & Co. MbH
                        *(h) (filed as Exhibit No. 10.16)

       ++++ 10.18       Distributorship Agreement between the Company and Porges
                        S.A.
                        *(i) (filed as Exhibit No. 10.1)

       ++++ 10.19       Distributorship Agreement between the Company and Astra
                        Tech AB
                        *(i) (filed as Exhibit No. 10.2)

            10.20 Asset Purchase Agreement, dated as of May 9, 1996, among the Registrant, Robert F. Rosenbluth and Donald B. Milder as Trustees, the ASI Liquidating Trust and the Indemnifying Beneficiaries named on Schedule A thereto. *(k) (filed as Exhibit 2.1)

       Exhibit No.          Description
       -----------          -----------

            10.21 Registration Rights Agreement, dated as of May 9, 1996, among the Registrant and certain of its Securityholders. *(l) (filed as Exhibit 4.4)

            10.22 Indenture, dated as of October 15, 1996, by and between the Registrant, as issuer, and State Street Bank and Trust Company, as Trustee
                        *(m) (filed as Exhibit 10.1)

            10.23 Purchase Agreement, dated as of October 8, 1996, by and between the Registrant and the Purchasers (as defined therein)
                        *(m) (filed as Exhibit 10.2)

            10.24       Employment Agreement between the Registrant and Richard
                        Epstein.

            10.25       Employment Agreement between the Registrant and Alan
                        West.

            10.26       Employment Agreement between the Registrant and Robert
                        Lorette.

            10.27       Employment Agreement between the Registrant and Neil
                        Magner.

            10.28 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon

            11          Statement Re: Computation of Per Share and Pro Forma Per
                        Share Loss

            13 Annual Report to Shareholders of UroMed Corporation for its fiscal year ended December 31, 1996

            21          Subsidiaries of Registrant
                        *(a) (filed as Exhibit No. 21)

            23          Consent of Price Waterhouse LLP

            27          Financial Data Schedule

----------
      All exhibit descriptions followed by an asterisk (*) were previously filed with the Securities and Exchange Commission (the "SEC") as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses following the asterisk corresponds, as set forth below. The Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code:

      (a) Registrant's Registration Statement on Form S-1, as amended, (Registration No. 33-74282).
      (b) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.
      (c) Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 1995 (Registration No. 33-98262).
      (d) Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 1995 (Registration No. 33-98264).
      (e) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1994.
      (f) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1994.
      (g) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1994.
      (h) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.
      (i) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1995.
      (j) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.
      (k)   Registrant's Current Report on Form 8-K filed May 9, 1996.
      (l) Registrant's Registration Statement on Form S-3 (File No. 333-03843) filed May 16, 1996.
      (m) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1996.

      + An unexpired order granting confidential treatment to deleted portions of Exhibit 10.15 was issued on July 19, 1994.

      ++ An unexpired order granting confidential treatment to deleted portions of Exhibit 10.16 was issued on December 13, 1994.

      +++ An unexpired order granting confidential treatment to deleted portions of Exhibit 10.17 was issued on June 6, 1995.

      ++++ An unexpired order granting confidential treatment to deleted portions of Exhibits 10.18 and 10.19 was issued on January 26, 1996.

(b) Reports on Form 8-K

      (1) On October 9, 1996, the Registrant filed a current report on Form 8-K disclosing that on September 30, 1996, the Registrant issued a press release disclosing that it had commenced a proposed offering of up to $50,000,000 principal amount of Convertible Subordinated Notes due 2003 to certain qualified institutional buyers, institutional accredited investors and foreign investors. Such current report also disclosed that on October 9, 1996 the Registrant issued a press release updating that it had set the terms of its $60,000,000 in principal amount of 6% Convertible Subordinated Notes due

October 15, 2003 to be offered to certain qualified institutional buyers, institutional accredited investors and foreign investors.

                                   SIGNATURES

      Pursuant to the requirements to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UroMed Corporation

Date:  March 27, 1997

                                       By:     \s/ Paul J. Murphy
                                               ---------------------------
                                               Chief Financial Officer and
                                               Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of March 24, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



     \s\ John G. Simon                  Chairman of the Board, Chief Executive
     ----------------------------       Officer and President (principal
                                        executive officer)


     \s\ Paul J. Murphy                 Chief Financial Officer and Treasurer
     ----------------------------       (principal financial and accounting
                                        officer)


     \s\ Elizabeth B. Connell, MD       Director
     ----------------------------


     \s\ David P. Fialkow               Director
     ----------------------------


     \s\ Steven J. Gilbert              Director
     ----------------------------


     \s\ Richard A. Sandberg            Director
     ----------------------------


     \s\ Thomas F. Tierney              Director
     ----------------------------