Form 10-Q
period 1997-03-31
UROMED CORP
filed 1997-05-13
CIK 917821

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934

           For the quarterly period ended March 31, 1997

                Commission file number 000-23266

                        UroMed Corporation
                        -------------------
      (Exact name of registrant as specified in its charter)


       Massachusetts                                       04--3104185
       --------------                                      -----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


             64 A Street, Needham, Massachusetts 02194
             ------------------------------------------
              (Address of principal executive offices)

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

             YES   X                      NO
                --------                    ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 26,548,608 shares of Common stock, no par value, outstanding at April 30, 1997
 ------------------------------------------------------------------------------

                                    UROMED CORPORATION
                                         FORM 10-Q

                        For the quarterly period ended March 31, 1997



                                     TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
Part I--FINANCIAL INFORMATION

Item 1. Financial Statements
         Balance Sheet at March 31, 1997 and December 31, 1996                                           3
         Statement of Operations for the three months ended March 31, 1997 and 1996                      4
         Statement of Cash Flows for the three months ended March 31, 1997 and 1996                      5
         Notes to Financial Statements                                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          7-10

Part II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                10

Signatures                                                                                              11

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        UROMED CORPORATION

                                           BALANCE SHEET
                                 (In thousands, except share data)
                                            (unaudited)

                                                                     MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                     ---------   ------------
                                   Assets

Current assets:
    Cash and cash equivalents                                         $ 39,545       $ 45,556
    Short-term investments                                              54,096         56,082
    Accounts receivable, net                                                 1             70
    Inventories                                                            666            587
    Prepaid expenses and other assets                                    1,224          1,254
                                                                     ---------   ------------
        Total current assets                                            95,532        103,549

Fixed assets, net                                                        6,324          3,962
Other assets                                                             2,878          2,977
                                                                     ---------   ------------
                                                                      $104,734       $110,488
                                                                     ----------  ------------
                                                                     ----------  ------------
                          Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                   $  2,098       $   713
    Accrued expenses                                                      5,691         4,216
    Deferred revenue                                                        357           607
                                                                     ----------  ------------
        Total current liabilities                                         8,146         5,536
                                                                     ----------  ------------
Convertible subordinated notes                                           69,000        69,000
                                                                     ----------  ------------
Stockholders' equity:
    Preferred stock, $.01 par value; 500,000 shares authorized;
         none issued                                                     --            --
    Common stock, no par value; 50,000,000 shares authorized;
         26,493,367 and 26,446,257 shares issued and outstanding
         at March 31, 1997 and December 31, 1996, respectively          106,739       106,739
    Additional paid-in capital                                              769           753
    Net unrealized gain (loss) on investments available-for-sale            (95)          (31)
    Deferred compensation                                                  (200)         (215)
    Accumulated deficit                                                 (79,625)      (71,294)
                                                                      ---------  ------------
        Total stockholders' equity                                       27,588        35,952
                                                                     ----------  ------------
                                                                       $104,734      $110,488
                                                                     ----------  ------------
                                                                     ----------  ------------

       The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                    (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Revenues.................................................................  $     263  $     658
                                                                           ---------  ---------
Costs and expenses:
  Cost of revenues.......................................................      1,001      1,330
  Research and development...............................................      2,308      1,759
  Marketing and sales....................................................      4,136      1,008
  General and administrative.............................................      1,416        540
                                                                           ---------  ---------
    Total costs and expenses.............................................      8,861      4,637
                                                                           ---------  ---------
Loss from operations.....................................................     (8,598)    (3,979)

Interest income..........................................................      1,302        840
Interest expense.........................................................     (1,035)    --
                                                                           ---------  ---------
Net loss.................................................................  $  (8,331) $  (3,139)
                                                                           ---------  ---------
                                                                           ---------  ---------
Net loss per share.......................................................  $    (.31) $    (.13)
                                                                           ---------  ---------
                                                                           ---------  ---------
Weighted average common shares outstanding...............................     26,489     23,981
                                                                           ---------  ---------
                                                                           ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                              STATEMENT OF CASH FLOWS
                                  (In thousands)
                                    (unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                -----------------------------------

                                                    1997                  1996
                                                --------------        -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
------------------------------------

Cash flows from operating activities:
  Net loss..........................................   $(8,331)            $ (3,139)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization...................      434                  147
     Issuance of stock options for services..........       15                 --
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable....       69                  (55)
       Increase in inventories.......................      (79)                (257)
       Decrease (increase) in prepaid expenses and
         other assets................................       30                 (478)
       Increase in accounts payable and accrued
         expenses....................................    2,860                  793
       Decrease in deferred revenue..................     (250)                (125)
                                                      --------           ----------
         Net cash used in operating activities.......   (5,252)              (3,114)
                                                      --------           ----------
Cash flows from investing activities:
  Sales (purchases) of short-term investments,
   net..............................................     1,923               (8,255)
  Purchases of fixed assets.........................    (2,682)                (496)
                                                      --------           ----------
        Net cash used in investing activities.......      (759)              (8,751)
                                                      --------           ----------
Cash flows from financing activities:
  Principal payments on capital lease
   obligations......................................     --                      (6)
  Proceeds from issuance of common stock, net of
   issuance costs...................................     --                      29
                                                      --------           ----------
        Net cash provided by financing activities...         0                   23
                                                      --------           ----------
Net decrease in cash and cash equivalents...........    (6,011)             (11,842)

Cash and cash equivalents, beginning of
  period............................................    45,556               18,165
                                                      --------           ----------

Cash and cash equivalents, end of period............   $39,545            $   6,323
                                                      --------           ----------
                                                      --------           ----------
Supplemental disclosure of cash flow information:
  Interest paid.................................      $  --              $    --


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

2. BASIS OF PRESENTATION

The balance sheet at March 31, 1997 and statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1996 which may be found in the Company's 1996 Annual Report on Form 10K.

3. INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At March 31, 1997, inventories consisted of the following (in thousands):


Raw materials.......................................   $     366
Work in process.....................................          86
Finished goods......................................         214
                                                     -----------
                                                       $     666
                                                     -----------
                                                     -----------


4. NET LOSS PER SHARE

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding since their inclusion would be antidilutive.

5. RECENTLY ENACTED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The provisions of this statement are required to be adopted by the Company during the fourth quarter of 1997. The adoption of this statement will not have any effect on earnings per share.

6. SUBSEQUENT EVENT

On April 7, 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL-Registered Trademark- Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is focused on the development, manufacture and marketing of products for the management of urological and gynecological disorders. The Company's first three products, the Reliance-Registered Trademark- Insert, the Impress-TM- Softpatch and the recently acquired INTROL-Registered Trademark- Bladder Neck Support Prosthesis are intended for the management of certain types of female urinary incontinence ("UI").

The Reliance Insert was cleared by the U.S. Food and Drug Administration ("FDA") for marketing in the United States in August 1996. The Reliance Insert is a small, prescription, balloon-tipped, single-use plug designed to be inserted in the urethra and inflated to block the flow of urine from the bladder to the urethra. The Company has completed its manufacturing and marketing scale-up and began the first phase of the commercial launch of the Reliance Insert in the United States in November 1996. The Company expects commercialization of the Reliance Insert to continue in 1997. The Reliance Insert is also commercially available through the Company's European distributors in Germany, the United Kingdom, Finland, Norway, Sweden, Denmark, France and The Netherlands.

The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild to moderate UI patients. The Company is developing the commercial manufacturing process for the Impress Softpatch and also developing a marketing plan for the commercial launch of the Impress Softpatch in the United States, which is currently expected to occur in late 1997 or early 1998.

On April 7, 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company's initial priority will be to service the small group of physicians who have been trained and were involved in the limited post-clearance work on INTROL. The Company expects that this phase will be followed by a broader launch to healthcare practitioners which is currently expected to occur later in 1997. In the short term, the Company expects a modest financial contribution by adding INTROL to its product line.

RESULTS OF OPERATIONS

The Company's revenues decreased by 57% to $0.3 million from $0.7 million in the first quarter of 1997 compared to the first quarter of 1996. This net decrease consisted primarily of a decrease of $0.5 million in stocking shipments of the Reliance Insert product to the Company's European distributors, partially offset by an increase of $0.1 million in recognition of deferred revenue from a portion of the advance payments received upon the signing of European distributorship agreements and a minimal amount of U.S. sales of the Reliance Insert.

The Company had no sales of the Reliance Insert to its European distributors in the first quarter of 1997 due to their having adequate initial stocking levels already in place. The Company expects that international sales of the Reliance Insert will be minimal for the remainder of 1997 due to distributors' expected sales volume in relation to their inventory levels. The Company believes that international revenue will not be more than 10-15% of expected 1997 revenue.

Sales of the Reliance Insert in the U.S. in the first quarter were minimal due to a more modest than expected ramp-up of prescriptions by U.S.
urologists and due to the early stage of the Company's U.S. gynecology launch phase. As of March 31, 1997 the Company had more than 1,500 physicians trained to prescribe the Reliance Insert. In late February 1997, the Company commenced the gynecological training phase and initiated a public relations campaign to patients and physicians. With this start, the Company believes that its patient numbers will increase and will contribute to product revenue growth. Since the Company believes that demand for the Reliance Insert will be patient driven, it believes that sales of the Reliance Insert in the U.S. will be immaterial until execution of this phase has been completed. The Company believes that results to date illustrate the importance of continuing with its plans for (1) training gynecologists, (2) reaching consumers, (3) achieving reimbursement and (4) offering physicians, patients and managed care providers a wider range of expanded treatment options. The Company believes that each of these elements will be important to the success of its continence care program, and it believes that it will see progress on these fronts over the course of 1997, which, if such progress occurs, the Company believes will position the Company to begin generating greater revenues in the second half of 1997 and substantially greater revenues in 1998. There can be no assurance that these plans will continue to be the most effective strategy to attain product revenue growth.

Cost of revenues decreased by 23% to $1.0 million from $1.3 million in the first quarter of 1997 compared to the first quarter of 1996. This decrease was due to significantly lower variable product cost due to lower sales during the first quarter of 1997, but approximately the same level of manufacturing related overhead costs in the first quarter of 1997 as in the 1996 period. Cost of revenues significantly exceeded product revenue for the 1996 and 1997 periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins. The Company anticipates increased expenditures in manufacturing and research and development as it continues with the process development and scale-up for the Impress Softpatch. In addition, the Company expects to increase future facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space for the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

Research and development expenses increased by 28% to $2.3 million for the first quarter of 1997 as compared to $1.8 million for the first quarter of 1996. The increase in research and development costs was primarily due to additional engineering personnel and research projects, clinical study costs, outside consulting services and prototype expenses incurred in the research and development of the Impress Softpatch and potential new products for the management of UI and other urological and gynecological disorders. For the remainder of 1997, the Company anticipates it will continue to increase research and development spending relating to its existing products and potential new products, including development and clinical testing of other urological and gynecological products as well as potential in-licensing opportunities. In order to drive the Company's continence care efforts forward, while continuing to strongly pursue important non-continence male and female healthcare initiatives, the Company added to and restructured its senior management team in 1996.

Marketing and sales expenses increased by 310% to $4.1 million in the first quarter of 1997 as compared to $1.0 million in the first quarter of 1996. This increase was the result of expenditures incurred in connection with both the ramp-up for the U.S. launch of the Reliance Insert, the first phase of which began in the fourth quarter of 1996, and to the commencement of the second phase of the U.S. launch which began in February 1997 and which involves calling on gynecologists and initiating a public relations campaign to patients and physicians. Increases relate specifically to hiring marketing and sales personnel, costs to initiate an advertising and public relations campaign, sales training and market research. The Company anticipates increased expenditures on sales and marketing in 1997 as it continues with the commercialization of the Reliance Insert in the United States and Europe and begins commercialization activities for the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

General and administrative expenses increased by 180% to $1.4 million in the first quarter of 1997 as compared to $0.5 million in the first quarter of 1996. This increase was primarily to support the U.S. launch of the Reliance Insert, including hiring additional administrative personnel, increased systems and consulting expenses and amortization of deferred financing costs. The Company anticipates increased expenditures on general and administrative expenditures in 1997 to support increased administrative and systems requirements for the launch of the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

Interest income increased by 63% to $1.3 million for the first quarter of 1997, as compared to $0.8 million for the first quarter of 1996. The increase was attributable to the significant increase in the Company's interest-bearing cash equivalents and short-term investments as a result of the issuance of the Company's 6% Convertible Subordinated Notes due October 15, 2003
(the "Convertible Notes") in the fourth quarter of 1996, partially offset by lower interest rates on investments in 1997.

Interest expense increased to $1.0 million in the first quarter of 1997 as a result of the issuance of the Convertible Notes in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $93.6 million, a decrease of $8.0 million, or 7.9%, from $101.6 million at December 31, 1996. At March 31, 1997, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

Net cash used in operating activities of $5.3 million during the three months ended March 31, 1997 was primarily a result of the net loss for the period which was partially offset by non-cash expenses of $0.5 million. In addition, accounts receivable decreased by $0.1 million due to minimal sales in the quarter ended March 31, 1997. Inventories increased by $0.1 million due to the U.S. launch of the Reliance
Insert in November 1996. Prepaid expenses and other current assets did not change significantly during the period. Accounts payable and related accrued expenses together increased by $2.9 million primarily as a result of interest accrued on the Convertible Notes, conducting clinical studies and expenses incurred in the launch of the Reliance Insert product. Deferred revenue decreased by $0.3 million due to the recognition of revenue from a portion of the advanced payments received upon the signing of European distributorship agreements.

Net cash used in investing activities was $0.8 million during the three months ended March 31, 1997. Short-term investments decreased by $1.9 million due to a shift into investments with shorter maturities. Fixed assets increased by $2.7 million as a result of purchases of additional automated assembly and packaging equipment, production molds and purchases of other machinery and equipment. At March 31, 1997, the Company has outstanding commitments of approximately $5.0 million for the purchase of automated assembly and packaging equipment for the Impress Softpatch and other machinery and equipment, against which advance and milestone payments of $1.6 million have already been made.

The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis, the uncertainty of medical reimbursement, development of the Company's manufacturing capability and achieving acceptable cost of production, the uncertain protection afforded the Company by its intellectual property rights and/or patents relating to the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis, the development status of other potential products, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis, including the timing and extent of initial or other sales in the United States and abroad,
(ii) the planned increases in manufacturing capacity for the Reliance Insert and the Impress Softpatch, including the timing and extent of expenditures needed for capital equipment and inventory production, (iii) consumer acceptance of the use of the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of UI and the size and accessibility of the Company's target markets, (iv) the Company's expectations regarding its research and development and in-licensing activities, (v) the Company's planned uses for its cash and other liquid resources and (vi) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

 --The uncertainty that the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis will gain market acceptance either among physicians or UI sufferers in the United States or in Europe and the risk that the adverse effects experienced by some of the parties enrolled in clinical trials of the Company's Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis will be more prevalent in widespread consumer use of such products and that such effects will affect the market acceptance of these products.
 --The uncertainty that physicians will prescribe the Reliance Insert in significant numbers.
--The uncertainty that patients using the Reliance Insert will develop into long term users of the product.
 --The dependence by the Company on the success of two products, the Reliance Insert, and the Impress Softpatch, none of which have been widely marketed.

 --The uncertainty that the Company will be able to develop the ability to produce commercial quantities of its products and produce such quantities at an acceptable cost.
 --The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing plan for the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis in the United States.
 --The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.
 --The effect of competing products and surgical and non-surgical alternative treatments for incontinence.
 --The uncertainty that the Company will be able to develop an effective distribution network and implement a successful distribution strategy for the Company's products in the United States, Europe and elsewhere.
 --The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.
 --The uncertainty whether the Company will be able to achieve medical reimbursement for the Reliance Insert, the Impress Softpatch or the INTROL Bladder Neck Support Prosthesis in the United States or in all the European markets targeted for the Company's products.
 --The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.
 --Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

Other relevant risks are described in the Company's Annual Report on Form 10-K, for the year ended December 31, 1996 under the headings
"Forward-Looking Statements and Associated Risks" and "Risk Factors" and in
Exhibit 99.1 to this Quarterly Report, which are incorporated herein by reference.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         27 Financial Data Schedule

         99.1 Updated Risk Factors

    (b) Reports on Form 8-K

        1. On January 31, 1997, the Company filed a current report on Form 8-K updating certain information relating to the description of the business of the Company.

        2. On February 27, 1997, the Company filed a current report on Form 8-K disclosing that on February 20, 1997 the Company had issued a press release reporting the Company's results for the fiscal quarter and year ended December 31, 1996.

    SIGNATURES
    ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UroMed Corporation

Date:   May 12, 1997                  /s/ John G. Simon
     -------------------           ----------------------------------
                                      John G. Simon, President and
                                      Chief Executive Officer


Date:   May 12, 1997                 /s/ Paul J. Murphy
     -------------------            ---------------------------------
                                     Paul J. Murphy, Treasurer
                                     and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)