Form 10-Q
period 1997-06-30
UROMED CORP
filed 1997-08-05
CIK 917821

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the quarterly period ended June 30, 1997

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
                Yes     X                      No
                   ----------                    ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 26,580,882 shares of Common stock, no par value, outstanding at July 15, 1997
 -----------------------------------------------------------------------------

                               UROMED CORPORATION
                                   FORM 10-Q

                  For the quarterly period ended June 30, 1997

                               Table of contents

                                                                       Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at June 30, 1997 and December 31, 1996...          3

         Statement of Operations for the three months and
         six months ended June 30, 1997 and June 30, 1996.......          4

         Statement of Cash Flows for the six months ended
         June 30, 1997 and June 30, 1996........................          5

         Notes to Financial Statements..........................        6 - 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................        8 - 11


Part II - OTHER INFORMATION

Item 2.  Changes in Securities..................................          12

Item 4.  Submission of Matters to a Vote of Security Holders....          12

Item 5.  Other Information......................................          12

Item 6.  Exhibits and Reports on Form 8-K.......................          12

Signatures......................................................          13

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               UROMED CORPORATION

                                 BALANCE SHEET
                        (In thousands, except share data)
                                  (unaudited)

                                                   JUNE 30,        DECEMBER 30,
                                                     1997             1996
                                                  -----------      ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................      $  29,598        $  45,556
  Short-term investments....................         52,181           56,082
  Accounts receivable, net..................              5               70
  Inventories...............................            663              587
  Prepaid expenses and other assets.........          1,197            1,254
                                                  ----------       ----------
      Total current assets..................         83,644          103,549

Fixed assets, net...........................          6,968            3,962
Other assets................................          2,742            2,977
                                                  ----------       ----------
                                                  $  93,354        $ 110,488
                                                  ==========       ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................      $     654        $     713
  Accrued expenses..........................          4,947            4,216
  Deferred revenue..........................            232              607
                                                  ----------       ----------
     Total current liabilities..............          5,833            5,536
                                                  ----------       ----------
Convertible subordinated notes..............         69,000           69,000
                                                  ----------       ----------
Stockholders' equity:
  Preferred stock, $.01 par value;
   500,000 shares authorized; none issued...            --               --
  Common stock, no par value; 50,000,000 shares
    authorized; 26,610,826 and 26,446,257 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively.........        106,843          106,739
  Additional paid-in capital................            786              753
  Net unrealized gain (loss) on investments
    available-for-sale......................            (23)             (31)
  Deferred compensation.....................           (185)            (215)
  Accumulated deficit.......................        (88,900)         (71,294)
                                                   ----------       ----------
       Total stockholders' equity...........         18,521           35,952
                                                   ----------       ----------
                                                    $93,354         $110,488
                                                   ==========       ==========


 The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF OPERATIONS
                       (In thousands, except per share data)
                                   (unaudited)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                     ---------------------  ----------------------
                                                                       1997        1996        1997        1996
                                                                     ---------  ----------  ----------  ----------
Revenues...........................................................  $   152    $    661    $    415    $  1,319
                                                                     ---------  ----------  ----------  ----------
Costs and expenses:
   Cost of revenues................................................      935       1,357       1,936       2,688
   Research and development........................................    3,420      31,936       5,728      33,695
   Marketing and sales.............................................    3,867       1,132       8,003       2,140
   General and administrative......................................    1,339         587       2,755       1,126
                                                                     ---------  ----------  ----------  ----------
      Total costs and expenses.....................................    9,561      35,012      18,422      39,649
                                                                     ---------  ----------  ----------  ----------
Loss from operations...............................................   (9,409)    (34,351)    (18,007)    (38,330)
Interest income....................................................    1,169         726       2,471       1,567
Interest expense...................................................   (1,035)     --          (2,070)         (1)
                                                                     ---------  ----------  ----------  ----------
Net loss...........................................................  $(9,275) $  (33,625) $  (17,606) $  (36,764)
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------
Net loss per share.................................................  $  (.35) $    (1.33) $     (.66) $    (1.49)
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------
Weighted average common shares outstanding.........................   26,544      25,309      26,517      24,645
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                             STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net loss................................................................................  $  (17,606) $  (36,764)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................         888         314
    Issuance of common stock in connection with acquisition of technology.................          --      23,000
    Compensation expense related to previously issued stock options.......................          33          --
    Changes in assets and liabilities:
      Decrease in accounts receivable.....................................................          65         150
      Increase in inventories.............................................................         (76)        (51)
      Decrease (increase) in prepaid expenses and other current assets....................          57        (227)
      Increase in accounts payable and accrued expenses...................................         672         804
      Decrease in deferred revenue........................................................        (375)       (375)
                                                                                               ----------  ----------
         Net cash used in operating activities............................................     (16,342)    (13,149)

Cash flows from investing activities:
  Sale of short-term investments, net.....................................................       3,909       1,174
  Purchase of fixed assets................................................................      (3,666)       (824)
  Increase in other assets................................................................          37          33
                                                                                             ----------  ----------
         Net cash provided by investing activities........................................         280         383
                                                                                             ----------  ----------
Cash flows from financing activities:
  Principal payments on capital lease obligations.........................................          --         (12)
  Proceeds from issuance of common stock, net of issuance costs...........................         104         116
                                                                                             ----------  ----------
         Net cash provided by financing activities........................................         104         104
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................     (15,958)    (12,662)
Cash and cash equivalents, beginning of period............................................      45,556      18,165
                                                                                             ----------  ----------
Cash and cash equivalents, end of period..................................................  $   29,598  $    5,503
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid...........................................................................  $    2,070  $        1

    The accompanying notes are an integral part of the financial statements.

                                  UROMED CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except per share data)

1.  Nature of Business

  UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop male and female health care products. Its initial area of focus has been to develop, manufacture and market products for the management of urological and gynecological disorders.


2.  Basis of Presentation

  The balance sheet at June 30, 1997, the statement of operations for the three months and six months ended June 30, 1997 and 1996 and the statement of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which may be found in the Company's 1996 Annual Report on Form 10-K.

3.  Acquisition of Technology

  On May 9, 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard-TM- Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild to moderate stress incontinence. The Company purchased the Miniguard Patch and its related technology for $30.0 million, consisting of $7.0 million in cash and $23.0 million in common stock. The acquisition of this incontinence technology was accounted for as purchased research and development and, as a result, the purchase price and related expenses of $0.2 million were charged to operations in the second quarter of 1996. During 1997, the Company changed the name Miniguard-TM- Patch to Impress-TM- Softpatch.

4.  Inventories

  Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At June 30,1997, inventories consisted of the following:

    Raw materials.........................       $  389
    Work in process.......................           71
    Finished Goods........................          203
                                                 ------
                                                 $  663
                                                 ------
                                                 ------

5.  Net Loss Per Share

  Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding because their inclusion would be antidilutive.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The provisions of this statement are required to be adopted by the Company during the fourth quarter of 1997. The adoption of this statement is not expected to have any effect on earnings per share.

6.  Shareholder Rights Plan

  In June 1997, UroMed's Board of Directors adopted a Shareholder Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW

     The Company is a developer of male and female health care products. The Company's initial area of focus has been on the development, manufacture and marketing of products for the management of urological and gynecological disorders. The Company's first four products, the Reliance-Registered Trademark-Insert, the Impress-TM- Softpatch, the recently acquired INTROL-Registered Trademark- Bladder Neck Support Prosthesis and the PelvicFlex-TM- Personal Trainer video are intended for the management of certain types of female urinary incontinence ("UI").

     The Reliance Insert was cleared by the U.S. Food and Drug Administration ("FDA") for marketing in the United States in August 1996. The Reliance Insert is a small, prescription, balloon-tipped, single-use plug designed to be inserted in the urethra and inflated to block the flow of urine from the bladder to the urethra. The Company has completed its manufacturing and marketing scale-up and began the first phase of the commercial launch of the Reliance Insert in the United States in November 1996. The Company is continuing its commercialization of the Reliance Insert throughout 1997. The Reliance Insert is also commercially available through the Company's European distributors in Germany, the United Kingdom, Finland, Norway, Sweden, Denmark, France and The Netherlands.

     The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild to moderate UI patients. The Company is developing the commercial manufacturing process for the Impress Softpatch and also developing a marketing plan for the commercial launch of the Impress Softpatch in the United States, which is currently expected to occur in early 1998. During the remainder of 1997, the Company will conduct test marketing activities for the Impress Softpatch in the United States.

     On April 9, 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in the limited post FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in July 1997. In the short term, the Company expects a modest financial contribution by adding INTROL to its product line.

     In its initial focus on continence care, the Company provides an integrated system of care for health professionals, patients and payors. This system is complemented by a direct customer support and distributor system. During the second quarter of 1997, two major health plans approved patient reimbursement for UroMed's line of continence care products, which are the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, and the PelvicFlex-TM- Personal Trainer video. The Company is actively involved in marketing its system of continence care to a range of payors in order to achieve broader reimbursement coverage.

     RESULTS OF OPERATIONS

     The Company's revenues decreased by 77% to $0.2 million from $0.7 million in the second quarter of 1997 compared to the second quarter of 1996, and 69% to $0.4 million from $1.3 million for the first six months of 1997 compared to the first six months of 1996. These decreases are primarily due to the fact that there were no stocking shipments of the Reliance Insert product to the Company's European distributors during 1997 and decreases in recognition of deferred revenue from a portion of the advance payments received upon the signing of European distributorship agreements, partially offset by small amounts of U.S. sales of the Reliance Insert and the INTROL Bladder Neck Support Prosthesis.

     The Company had no additional shipments of the Reliance Insert to its European distributors in the first half of 1997 due to their having adequate initial stocking levels already in place. The Company expects that international sales of the Reliance Insert will be minimal for the remainder of 1997 due to distributors' expected sales volume in relation to their inventory levels. The Company believes that international product revenue will not be more than 10-15% of expected 1997 product revenue.

     Sales of the Reliance Insert in the U.S. in the second quarter and for the first six months of 1997 were minimal due to a more modest than expected ramp-up of prescriptions by U.S. urologists, the early stages of the Company's U.S. gynecology launch phase and the early stages of the urethral insert market. As of June 30, 1997 the Company had more than 2,500 physicians trained to prescribe the Reliance Insert. In the second quarter of 1997, the Company continued its gynecological training phase and a public relations campaign to patients and physicians. The Company believes that its patient numbers will continue to increase and will contribute to very modest product revenue growth in the near term. The Company believes that results to date, with respect to the Reliance Insert, illustrate the importance of continuing with its plans for (1) training gynecologists, (2) reaching consumers,
     (3) achieving reimbursement and (4) offering physicians, patients and managed care providers a wider range of expanded treatment options. The Company believes that each of these elements will be important to the success of it continence care program, and it expects to see progress on these fronts over the course of 1997. There can be no assurance that these plans will continue to be the most effective strategy to attain product revenue growth.

     During the second quarter of 1997, the Company reallocated its resources and eliminated certain Reliance-related positions to better align costs with Reliance sales levels. In line with this initiative, the Company is focusing additional efforts on accelerating internal development activities outside of the continence care area and in-licensing activities both within and outside of the continence care area.

     Cost of revenues decreased by 31% to $0.9 million from $1.4 million in the second quarter of 1997 compared to the second quarter of 1996 and decreased 28% to $1.9 million from $2.7 million for the first six months of 1997 as compared to the first six months of 1996. This decrease was due to significantly lower variable product cost due to lower product sales during the second quarter and first six months of 1997, but approximately the same level of manufacturing-related overhead costs in 1997 as in these same periods in 1996. Cost of revenues significantly exceeded product revenue for the 1996 and 1997 periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins. The Company anticipates increased expenditures in manufacturing in the next two quarters as it continues with the process development and scale-up for the Impress Softpatch. In addition, the Company expects to increase future facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space for the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

     The acquisition of technology for the Impress Softpatch during the second quarter of 1996 was accounted for as purchased research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million were charged to operations in the second quarter of 1996. This charge resulted in research and development expenses decreasing by 89% to $3.4 million from $31.9 million in the second quarter of 1997 as compared to the second quarter of 1996. For the first six months of 1997, this charge resulted in research and development expenses decreasing by 83% to $5.7 million from $33.7 million for the first six months of 1996.

     Without the Impress Softpatch acquisition charge, research and development expenses increased by 97% to $3.4 million from $1.7 million in the second quarter of 1997 as compared to the second quarter of 1996, and increased 64% to $5.7 million from $3.5 million for the first six months of 1997 as compared to the first six months of 1996. The increase in research and development costs was primarily due to increased expenditures on the Impress Softpatch scale-up activities, specific charges in relation to acquisition activity, and focusing additional efforts and resources on accelerating internal development activities outside of the continence care area and in-licensing activities both within and outside of the continence care area.

     The Company anticipates a net decrease in research and development expenditures in the third quarter of 1997 as a result of the reduction of specific charges in relation to acquisition activity as well as restructuring efforts, partially offset by increased expenditures as it continues with the process development and scale-up activities for the Impress Softpatch, and increased spending on internal development activities outside of the continence care area. The Company anticipates an increase in research and development expenditures from the third quarter of 1997 to the fourth quarter of 1997 as a result of increased clinical and regulatory efforts in relation to internal development activities outside of the continence care area.

     Marketing and sales expenses increased by 242% to $3.9 million from $1.1 million in the second quarter of 1997 as compared to the second quarter of 1996, and increased 274% to $8.0 million from $2.1 million for the first six months of 1997 as compared to the first six months of 1996
     This increase was the result of expenditures incurred in connection with both the ramp-up and commencement of the U.S. launch of the Reliance Insert, which began in November 1996 and continues throughout the second quarter of 1997 and involves calling on gynecologists and a public relations campaign to patients and physicians. Increases were also a result of the commencement of test marketing activities for the Impress Softpatch and in preparation for its broader based United States launch in early 1998. Increases relate specifically to hiring marketing and sales personnel, costs to initiate an advertising and public relations campaign, sales training and market research. The Company anticipates decreased expenditures on sales and marketing in the third quarter of 1997 as a result of the effects of decreasing public relations expenses and not continuing an advertising program in relation to the Reliance launch, which it had initiated in the second quarter of 1997. The Company anticipates increased sales and marketing expenditures from the third quarter to the fourth quarter of 1997 due to increased costs in connection with conducting the Impress Softpatch test market and preparation for the national lauch of the Impress Softpatch in early
     1998, as well as those in connection with internal development activities.

     General and administrative expenses increased by 128% to $1.4 million in the second quarter of 1997 as compared to $0.6 million in the second quarter of 1996, and increased 145% to $2.8 million from $1.1 million for the first six months of 1997 as compared to the first six months of
     1996.   These increases are primarily due to costs to support the U.S.
     launch of the Reliance Insert, including hiring additional administrative personnel, increased systems and consulting expenses, and amortization of deferred financing costs. The Company anticipates a slight decrease in general and administrative expenses in the third quarter of 1997 as a result of fewer support and system costs in connection with the Reliance launch activities. The Company anticipates an increase in general and administrative expenses from the third quarter of 1997 to the fourth quarter of 1997 as a result of increased support costs in connection with internal development activites.

     Interest income increased by 61% to $1.2 million from $0.7 million in the second quarter of 1997, as compared to the second quarter of 1996, and increased by 58% to $2.5 million from $1.6 million for the first six months of 1997 as compared to the first six months of 1996. The increases were attributable to the significant increase in the Company's interest-bearing cash equivalents and short-term investments as a result of the issuance of the Company's 6% Convertible Subordinated Notes due October 15, 2003 (the "Convertible Notes") in the fourth quarter of 1996, partially offset by lower interest rates on invested cash balances in 1997.

     Interest expense increased to $1.0 million in the second quarter of 1997 as compared to the second quarter in 1996, and increased to $2.1 million for the first six months of 1997 as compared to the first six months of 1996 as a result of the issuance in October 1996 of the Convertible Notes.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $81.8 million, a decrease of $19.8 million, or 19.5%, from $101.6 million at December 31, 1996. At June 30, 1997, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $16.3 million during the six months ended June 30, 1997 was primarily a result of the net loss for the period, which was partially offset by non-cash expenses of $0.9 million. In addition, accounts payable and related accrued expenses together increased by $0.7 million primarily as a result of interest accrued on the Convertible Notes, conducting clinical studies and expenses incurred in the commercialization of the Reliance Insert product and Impress marketing and manufacturing scale-up activities. Deferred revenue decreased by $0.4 million due to the recognition of revenue from a portion of the advanced payments received upon the signing of European distributorship agreements.


     Net cash provided by investing activities was $0.3 million during the six months ended June 30, 1997. Short-term investments decreased by $3.9 million due to a shift into investments with shorter maturities. Fixed assets increased by $3.7 million as a result of purchases of additional automated assembly and packaging equipment, production molds and purchases of other machinery and equipment. At June 30, 1997, the Company has outstanding commitments of approximately $5.7 million for the purchase of automated assembly and packaging equipment for the Impress Softpatch and other machinery and equipment, against which advance and milestone payments of $3.2 million have already been made.

     Net cash provided by financing activities was $0.1 million during the six months ended June 30, 1997 primarily as the result of proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan.

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

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis, including the timing and extent of initial or other sales in the United States and abroad, (ii) the planned increases in manufacturing capacity for the Reliance Insert and the Impress Softpatch, including the timing and extent of expenditures needed for capital equipment and inventory production,
     (iii) consumer acceptance of the use of the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of UI and the size and accessibility of the Company's target markets, (iv) the Company's expectations regarding its research and development and in-licensing activities, (v) the Company's planned uses for its cash and other liquid resources and (vi) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:


          - The uncertainty that the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis will gain market acceptance either among physicians or UI sufferers in the United States or in Europe and the risk that the adverse effects experienced by some of the parties enrolled in clinical trials of the Company's Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis will be more prevalent in widespread consumer use of such products and that such effects will affect the market acceptance of these products.

          - The uncertainty that physicians will prescribe the Reliance Insert in significant numbers.

          - The uncertainty that patients using the Reliance Insert will develop into long term users of the product.

          - The dependence by the Company on the success of three products, the Reliance Insert, the Impress Softpatch, and the INTROL Bladder Neck Supoort Prosthesis, none of which have been widely marketed.

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

          - The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

          - The uncertainty whether the Company will be able to achieve widespread medical reimbursement for the Reliance Insert, the Impress Softpatch or the INTROL Bladder Neck Support Prosthesis in the United States or in all the European markets targeted for the Company's products.

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

     Other relevant risks are described in the Company's Annual Report on Form 10-K, for the year ended December 31, 1996 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors" are incorporated herein by reference.

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities

         In June 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan, see Item 5.

Item 4.  Submission of Matters to a Vote of Security Holders


    On May 9, 1997 the Company held its Special Meeting of Stockholders to consider and vote upon the following two proposals:


    (1) A proposal to elect two (2) Class III Directors of the Company, each to hold a three-year term.

    (2) A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the current fiscal year.

    Results with respect to the voting on each of the above proposals were as follows:

                                                     Withheld
                                       For           Authority
                                     -------       -------------
    (1) Election of Directors:
         John G. Simon               22,421,061    531,076
         Richard A. Sandberg         22,424,551    527,586


                                       For                             Against         Abstain      No Vote
                                     -------                         -----------    -----------   ----------
    (2) Approval of Price            22,915,624                         18,509         18,004          --
    Waterhouse LLP as independent
    accountants

Item 5.  Other Information

   In June 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan and in connection therewith declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company's common stock, no par value. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and State Street Bank and Trust Company, as Rights Agent. The Rights and the Rights Agreement are described in greater detail in the Company's Current Report on Form 8-K dated July 2, 1997, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits

        27   Financial Data Schedule

   (b)  Reports on Form 8-K

        (1) On June 2, 1997 the Company filed a current report on Form 8-K to file a press release to announce a restructuring of the Company's operations.

        (2) On July 2, 1997, the Company filed a current report on Form 8-K relating to the Rights Agreement.

    SIGNATURES
    ----------


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UroMed Corporation


    Date:     August 5, 1997                 /s/ John G. Simon
         -------------------------         --------------------------------
                                            John G. Simon, President and
                                            Chief Executive Officer


    Date:     August 5, 1997                 /s/ Paul J. Murphy
         -------------------------         --------------------------------
                                            Paul J. Murphy, Treasurer and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)