Form 10-Q
period 1997-09-30
UROMED CORP
filed 1997-11-12
CIK 917821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                 Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


                 For the quarterly period ended September 30, 1997

                        Commission file number 000-23266




                             UroMed Corporation
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)


       Massachusetts                                        04--3104185
--------------------------------                        -------------------
  (State or other jurisdiction                           (I.R.S. Employer
of organization or incorporation                        Identification No.)


                 64 A Street, Needham, Massachusetts 02194
                 -----------------------------------------
                 (Address of principal executive offices)


                               (617) 433-0033
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    /X/                         No
                    -----                              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

26,660,225 shares of Common stock, no par value, outstanding at October 31, 1997
--------------------------------------------------------------------------------

                             UROMED CORPORATION
                                  FORM 10-Q

                 For the quarterly period ended September 30, 1997


                                                                       PAGE NO.
Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Balance Sheets at September 30, 1997 and
  December 31, 1996....................................................      3

  Condensed Statements of Operations for the three and nine
  months ended September 30, 1997 and 1996.............................      4

  Condensed Statements of Cash Flows for the nine months
  ended September 30, 1997 and 1996....................................      5

Notes to Financial Statements..........................................    6-7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   8-13

Part II--OTHER INFORMATION

Item 6. Exhibits.......................................................     13

Signatures.............................................................     14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              UROMED CORPORATION

                           CONDENSED BALANCE SHEETS
                       (In thousands, except share data)
                                (unaudited)


                                                 September 30,   December 31,
                                                      1997           1996
                                                 -------------    -----------
                                  Assets
Current assets:
  Cash and cash equivalents...................        $ 39,342      $ 45,556
  Short-term investments......................          35,023        56,082
  Inventories.................................             290           587
  Prepaid expenses and other assets...........           1,433         1,324
                                                      --------      --------
    Total current assets......................          76,088       103,549
Fixed assets, net.............................           6,585         3,962
Other assets..................................           3,656         2,977
                                                     ---------      --------
                                                     $  86,329      $110,488
                                                     ---------      --------
                                                     ---------      --------

                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...........................        $   1,254   $       713
  Accrued expenses...........................            6,062         4,823
                                                     ---------      --------
    Total current liabilities................            7,316         5,536
                                                     ---------      --------
Convertible subordinated notes...............           69,000        69,000
                                                     ---------      --------
Stockholders' equity:
  Common stock...............................          106,848       106,739
  Other stockholders' equity.................          (96,835)      (70,787)
                                                     ---------      --------
Total stockholders' equity...................           10,013        35,952
                                                     ---------      --------
                                                      $ 86,329      $110,488
                                                     ---------      --------
                                                     ---------      --------


    The accompanying notes are an integral part of the financial statements.

                              UROMED CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                  (unaudited)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------  ----------------------
                                                     1997       1996        1997        1996
                                                   ---------  ---------  ----------  ----------
Revenues.........................................  $      42  $     800  $      457  $    2,119
                                                   ---------  ---------  ----------  ----------
Costs and expenses:
  Cost of revenues...............................      1,212      1,204       3,148       3,891
  Research and development.......................      3,474      2,039       9,202      35,734
  Marketing and sales............................      2,799      2,785      10,802       4,926
  General and administrative.....................      1,226        822       3,981       1,948
                                                   ---------  ---------  ----------  ----------
   Total costs and expenses......................      8,711      6,850      27,133      46,499
                                                   ---------  ---------  ----------  ----------
Loss from operations.............................     (8,669)    (6,050)    (26,676)    (44,380)
Interest income..................................      1,122        606       3,593       2,173
Interest expense.................................     (1,035)    --          (3,105)         (1)
                                                   ---------  ---------  ----------  ----------
Net loss.........................................  $  (8,582) $  (5,444) $  (26,188) $  (42,208)
                                                   ---------  ---------  ----------  ----------
                                                   ---------  ---------  ----------  ----------
Net loss per share...............................  $    (.32) $    (.21) $     (.99) $    (1.67)
                                                   ---------  ---------  ----------  ----------
                                                   ---------  ---------  ----------  ----------
Weighted average common shares outstanding.......     26,613     26,429      26,549      25,244
                                                   ---------  ---------  ----------  ----------
                                                   ---------  ---------  ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                              UROMED CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                 (unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                   1997        1996
                                                                ----------  ----------
Net cash used in operating activities.......................... $  (21,907) $  (15,855)
                                                                ----------  ----------
Cash flows from investing activities:
  Sales of short-term investments, net.........................     21,102       8,217
  Purchase of fixed assets.....................................     (4,543)     (1,660)
  Investment in Medworks Corporation...........................     (1,000)         --
  Increase in other assets.....................................         25          33
                                                                ----------  ----------
    Net cash provided by investing activities..................     15,584       6,590
                                                                ----------  ----------

Cash flows from financing activities:
  Principal payments on capital lease obligations..............     --             (12)
  Proceeds from issuance of common stock.......................        109         127
                                                                ----------  ----------
    Net cash provided by financing activities..................        109         115
                                                                ----------  ----------
Net decrease in cash and cash equivalents......................     (6,214)     (9,150)
Cash and cash equivalents, beginning of period.................     45,556      18,165
                                                                ----------  ----------
Cash and cash equivalents, end of period....................... $   39,342  $    9,015
                                                                ----------  ----------
                                                                ----------  ----------
Supplemental disclosure of cash flow information:
Interest paid.................................................. $    2,070  $        1

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                      (In thousands, except per share data)

1. NATURE OF BUSINESS

    UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop male and female health care products. The Company's initial areas of focus have been to develop, manufacture and market products to manage urological and gynecological disorders, to potentially enhance breast cancer detection, and to assist in prostate cancer surgery.

2. BASIS OF PRESENTATION

    The condensed balance sheet at September 30, 1997, the condensed statements of operations for the three and nine months ended September 30, 1997 and 1996 and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items and, due to the underutilization of certain Reliance-related manufacturing equipment, the Company recorded a provision in the third quarter to reduce the carrying amount of this equipment to its respective fair values. Interim results are not necessarily indicative of results for a full year.

    Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no impact on net loss.

    The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which may be found in the Company's 1996 Annual Report on Form 10-K.

3. INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At September 30, 1997, inventories consisted of the following:

            Raw materials..............................  $     129
            Work in process............................         52
            Finished goods.............................        109
                                                         ---------
                                                         $     290
                                                         ---------
                                                         ---------

4. INVESTMENT IN MEDWORKS CORPORATION

    On August 7, 1997, the Company invested $1 million in the preferred stock of Medworks Corporation of Louisville, KY as part of a license and supply agreement between the Company and Medworks Corporation, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence. This investment is accounted for under the cost method and is included in other assets in the condensed balance sheet.

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

6. NET LOSS PER SHARE

    Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalent shares from stock options have been excluded from the calculation of weighted average number of common shares outstanding because their inclusion would be antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 , "Earnings Per Share". The provisions of this statement are required to be adopted by the Company during the fourth quarter of 1997. The adoption of this statement is not expected to have any effect on earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a developer of male and female health care products. The Company's initial area of focus has been to develop, manufacture and market products for the management of urological and gynecological disorders. The Company's first five products, the Reliance-Registered Trademark- Insert, the Impress-TM-Softpatch, the INTROL-Registered Trademark-Bladder Neck Support Prosthesis, the PelvicFlex-TM-Personal Trainer video, and the minimally invasive BEACON Technology System-TM-surgical line, are intended for the management of certain types of female urinary incontinence ("UI"). In addition to the continence care product line, the Company recently unveiled two proposed new product lines: the first product offering, the BreastCheck-TM-breast self examination device together with its physician-use BreastExam-TM-counterpart device, may potentially enhance early suspicious breast lump detection. The second product offering, the CaverMap-TM-Surgical Aid, is designed to assist physicians in sparing vital nerves typically damaged during prostate cancer surgery.

CONTINENCE CARE

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

    The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild to moderate UI patients. The Company is developing the commercial manufacturing process for the Impress Softpatch and is also developing a marketing plan for the commercial launch of the Impress Softpatch in the United States, which is currently expected to occur in 1998. During the third quarter of 1997, the Company began to conduct test marketing activities for the Impress Softpatch in the United States. These activities will continue throughout the end of 1997.

    On April 9, 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in the limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in July 1997. In the short term, the Company expects a modest financial contribution by adding INTROL to its product line.

    On August 7, 1997, the Company entered into an exclusive license and supply agreement with Medworks Corporation of Louisville, KY to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence. The Company expects to commence full-scale marketing and sales launches of a series of surgical kits utilizing its BEACON technology in early 1998. In connection with this agreement, the Company has entered into a letter of intent with Innovasive Devices, Inc., a manufacturer of proprietary tissue repair systems, for supply of its bone anchoring system to be used by the Company in conjunction with its surgical technology. No assurances can be made that the Company will be successful in negotiating a definitive agreement with Innovasive Devices, Inc.

    In its initial focus on continence care, the Company provides an integrated system of care for health professionals, patients and payors. This system is complemented by a direct customer support and distribution system. During the second and third quarter of 1997, several major health plans approved patient reimbursement for UroMed's line of continence care patient products, including the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, and the PelvicFlex-TM- Personal Trainer video. The Company is actively involved in marketing its system of continence care to a range of payors in order to achieve broader reimbursement coverage.

BREAST CANCER

    The BreastCheck device is designed to assist women with their monthly breast exams by potentially improving sensitivity for suspicious breast lumps and providing a greater level of comfort to women. It is a simple-to-operate, hand-held device that utilizes advanced electronics and miniature pressure sensors that are glided over the breast, gently "palpating" the breast in a manner similar to the way the human hand does. The BreastExam product addresses physician challenges when performing clinical breast exams. The BreastCheck technology requires a Pre-Market Approval ("PMA") application regulatory process with the FDA. The PMA clinicals are slated to begin in early 1998, and this technology may be available to women in the U.S. as early as the first part of 1999 if, and only if, FDA approval is obtained within that time frame. No assurances can be made that the Company will be successful in obtaining FDA approval for this product, or as to the timing of such approval.

PROSTATE CANCER

    The CaverMap Surgical Aid is a device for physicians to help potentially improve prostate cancer surgery outcomes by reducing complications. This device provides the surgeon greater capability to locate and map the cavernosal nerve filaments to enable the best possible decision on what tissue to extract in order to best remove the cancer while sparing nerves vital for potency and other functions. The Company's patented technology for this system uses state-of-the-art electronics to stimulate and sense the function, and therefore location, of the microscopic cavernosal nerves that control erectile function. In October 1997, The CaverMap Surgical Aid was cleared by the FDA for marketing in the United States for the use described above. The Company is focusing on U.S. introduction efforts of this product in 1998. There are risks associated with the manufacturing and marketing of this product in addition to dependence on suppliers and obtaining reimbursement for this product as described in the Forward Looking Statements and Associated Risks section of this report.

RESULTS OF OPERATIONS

REVENUES

    The Company's revenues decreased by 95% to $0.04 million from $0.8 million in the third quarter of 1997 compared to the third quarter of 1996, and 78% to $0.5 million from $2.1 million for the first nine months of 1997 compared to the first nine months of 1996. These decreases are primarily due to the facts that there were no stocking shipments of the Reliance Insert product to the Company's European distributors during 1997 and that there were decreases in recognition of deferred revenue from a portion of the advance payments received upon the signing of European distributorship agreements, partially offset by small amounts of U.S. sales of the Reliance Insert and the INTROL Bladder Neck Support Prosthesis.

    The Company had no additional shipments of the Reliance Insert to its European distributors in the first nine months of 1997 due to their having adequate initial stocking levels already in place. The Company expects that international sales of the Reliance Insert will be minimal for the remainder of 1997 due to distributors' expected sales volume in relation to their inventory levels.

    Sales of the Reliance Insert in the U.S. in the third quarter and for the first nine months of 1997 were minimal due to a more modest than expected ramp-up of prescriptions by U.S. urologists, the early stages of the Company's U.S. gynecology launch phase and the difficulties faced by the Company in persuading physicians and patients to accept an urethral insert such as Reliance as a viable alternative to other competing treatments for UI. As of September 30, 1997, the Company had more than 3,900 physicians trained to prescribe the Reliance Insert. The Company believes that its patient numbers will continue to increase, but will contribute to very modest product revenue growth in the near term. The Company believes that results to date, with respect to the Reliance Insert, illustrate the importance of continuing with its plans for (1) training gynecologists, (2) reaching consumers, (3) achieving reimbursement and (4) offering physicians, patients and managed care providers a wider range of expanded treatment options. The Company believes that each of these elements will be important to the success of its continence care program, and it expects to see progress on these fronts over the next 12 months. There can be no assurance that these plans will continue to be the most effective strategy to attain product revenue growth.

COST OF REVENUES

    Cost of revenues increased by 1% to $1.21 million in the third quarter of 1997 compared to the third quarter of 1996 and decreased 19% to $3.1 million from $3.9 million for the first nine months of 1997 as compared to the first nine months of 1996. The increase for the third quarter of 1997 as compared to the third quarter of 1996 was primarily the result of additional reserve provisions for the underutilization of Reliance inventories. The decrease in the first nine months of 1997 is primarily due to significantly lower variable product cost due to lower product sales during the third quarter and first nine months of 1997, partially offset by the same level of manufacturing-related overhead costs in 1997 as in these same periods in 1996. Cost of revenues significantly exceeded product revenue for the 1996 and 1997 periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in these periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins. The Company anticipates increased expenditures in manufacturing in the next two quarters as a result activities for the Impress Softpatch. In addition, the Company expects to increase future facilities spending in order to accommodate changes in, as well as increases to, its manufacturing space for the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased by 70% to $3.5 million from $2.0 million in the third quarter of 1997 as compared to the third quarter of 1996 and decreased 74% to $9.2 million from $35.7 million in the first nine months of 1997 as compared to the first nine months of 1996. The decrease for the first nine months of 1997 as compared to the first nine months of 1996 is due to the acquisition of technology for the Impress Softpatch during the second quarter of 1996. This was accounted for as purchased research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million were charged to operations in the second quarter of 1996. Without the Impress Softpatch acquisition charge, research and development expenses increased by 66% to $9.2 million from $5.5 million for the first nine months of 1997 as compared to the first nine months of 1996.

    The increases in research and development costs for both the third quarter of 1997 and the first nine months of 1997 as compared to the 1996 periods, without this Impress Softpatch acquisition charge, were primarily due to increased expenditures on the Impress Softpatch scale-up activities, specific charges in relation to product-line acquisition activity, provisions for Reliance manufacturing capacity underutilization and the focusing of additional efforts and resources on accelerating internal development activities outside of the continence care area and in-licensing activities both within and outside of the continence care area, including the BreastCheck breast self examination device, the physician-use BreastExam device, and the CaverMap Surgical Aid.

    The Company anticipates a comparable spending level in research and development expenditures in the fourth quarter of 1997 and the first quarter of 1998 as a result of clinical and regulatory efforts with respect to internal development activities outside of the continence care area including the BreastCheck breast self examination device, the physician-use BreastExam device, and the CaverMap Surgical Aid. In 1998, the Company anticipates total research and development spending to become relatively evenly allocated among its product development efforts in the areas of continence care, breast cancer and prostate cancer.

MARKETING AND SALES

    Marketing and sales expenses increased by 1% to $2.8 million in the third quarter of 1997 as compared to the third quarter of 1996, and increased 119% to $10.8 million from $4.9 million for the first nine months of 1997 as compared to the first nine months of 1996. This increase was the result of expenditures incurred in connection with both the ramp-up and commencement of the U.S. launch of the Reliance Insert, which began in November 1996 and continued into the third quarter of 1997, and involved gynecologist education and a public relations campaign to patients and physicians. Increases were also a result of the commencement of test marketing activities for the Impress Softpatch in preparation for its broader-based United States launch in 1998. Increases relate specifically to hiring marketing and sales personnel, costs to design an advertising and public relations campaign, sales training and market research. All increases were partially offset by operating reductions as a result of the Company's reallocation of resources and elimination of certain Reliance-related positions during the second quarter of 1997. The Company anticipates increased sales and marketing expenditures in the fourth quarter of 1997 and the first quarter of 1998 due to increased costs in connection with conducting the Impress Softpatch test market and preparation for the U.S. launch of the Impress Softpatch in early 1998, increased costs in connection with marketing and sales efforts of the BEACON Technology surgical line, and as a result of internal development activities including the BreastCheck breast self examination device, the physician-use BreastExam device, and the CaverMap Surgical Aid.

    During the second quarter of 1997, the Company reallocated its resources and eliminated certain Reliance-related positions to better align costs with Reliance sales levels. In line with this initiative, the Company is focusing additional efforts on accelerating internal development activities outside of the continence care area and in-licensing activities both within and outside of the continence care area. This action resulted in a reduction of approximately $0.6 million in operating expenses from the second quarter of 1997 to the third quarter of 1997.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased by 49% to $1.2 million in the third quarter of 1997 as compared to $0.8 million in the third quarter of 1996, and increased 104% to $4.0 million from $1.9 million for the first nine months of 1997 as compared to the first nine months of 1996. These increases are primarily due to costs to support the U.S. launch of the Reliance Insert and increased systems and consulting expenses. The Company anticipates an increase in general and administrative expenses in the fourth quarter of 1997 and the first quarter of 1998 as a result of increased support costs in connection with internal development activites, including the BreastCheck breast self examination device, the physician-use BreastExam device, and the CaverMap Surgical Aid, conducting the Impress Softpatch test market, and preparation for the U.S. launch of the Impress Softpatch in 1998.

INTEREST INCOME AND INTEREST EXPENSE

    Interest income increased by 85% to $1.1 million from $0.6 million in the third quarter of 1997, as compared to the third quarter of 1996, and increased by 65% to $3.6 million from $2.2 million for the first nine months of 1997 as compared to the first nine months of 1996. The increases were attributable to the significant increase in the Company's interest-bearing cash equivalents and short-term investments as a result of the issuance of the Company's 6% Convertible Subordinated Notes due October 15, 2003 (the "Convertible Notes") in the fourth quarter of 1996, partially offset by lower interest rates on invested cash balances in 1997.

    Interest expense increased to $1.0 million in the third quarter of 1997 as compared to in the third quarter in 1996, and increased to $3.1 million for the first nine months of 1997 as compared to in the first nine months of 1996 as a result of the issuance in October 1996 of the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $74.4 million, a decrease of $27.2 million, or 26.8%, from $101.6 million at December 31, 1996. At September 30, 1997, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

    Net cash used in operating activities of $21.9 million during the nine months ended September 30, 1997 was primarily a result of the net loss for the period, which was partially offset by non-cash expenses and increases in accounts payable and related accrued expenses which were primarily the result of interest accrued on the Convertible Notes, accruals for conducting clinical studies and expenses incurred but not yet paid for the commercialization, marketing and manufacturing scale-up activities for the Impress Softpatch.

    Net cash provided by investing activities was $15.6 million during the nine months ended September 30, 1997. Short-term investments decreased by $21.1 million due to a shift into cash and cash equivalents. In addition, the Company invested $1.0 million in the preferred stock of Medworks Corporation in connecton with a license and supply agreement. Fixed assets increased by $4.5 million as a result of purchases of additional automated assembly and packaging equipment, production molds and purchases of other machinery and equipment. At September 30, 1997, the Company has outstanding commitments of approximately $5.7 million for the purchase of automated assembly and packaging equipment for the Impress Softpatch and other machinery and equipment, against which advance and milestone payments of $3.3 million have already been made.

    Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 1997 primarily as the result of proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan.

    The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the BEACON Technology system surgical line, the uncertainty of widespread medical reimbursement, development of the Company's manufacturing capability and achieving acceptable cost of production, the uncertain protection afforded the Company by its intellectual property rights and/or patents relating to the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis, the development status of other potential products, including but not limited to the BreastCheck device, the BreastExam device and the CaverMap surgical aid, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the BEACON Technology System surgical line, including the timing and extent of initial or other sales in the United States and abroad, (ii) the planned increases in manufacturing capacity for the Reliance Insert and the Impress Softpatch , including the timing and extent of expenditures needed for capital equipment and inventory production, (iii) consumer acceptance of the use of the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of UI and the size and accessibility of the Company's target markets, (iv) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BreastCheck, Breast Exam and the CaverMap Surgical Aid, (v) the timing related to the commencement of marketing activities for the commerical launches of BreastCheck, BreastExam, Impress Softpatch, BEACON Technology System, and the CaverMap Surgical Aid, (vi) the timing related to regulatory clearance for the BreastCheck and BreastExam, (vii) the Company's planned uses for its cash and other liquid resources and (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     - The uncertainty that the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the BEACON Technology system will gain market acceptance either among physicians or UI sufferers in the United States or in Europe and the risk that the adverse effects experienced by some of the parties enrolled in clinical trials of the Company's Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis will be more prevalent in widespread consumer use of such products and that such effects will affect the market acceptance of these products.

     - The uncertainty that physicians will prescribe the Reliance
Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prostheses in significant numbers.

     - The uncertainty that patients using the Reliance Insert will develop into long term users of the product.

     - The dependence by the
Company on the success of five products, the Reliance Insert, the Impress Softpatch , the BEACON Technology system and INTROL Bladder Neck Support
Prosthesis.

     - The uncertainty that the Company will be able to develop the ability to produce commercial quantities of its products and produce such quantities at an acceptable cost.

     - The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing plan for the Reliance
Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology system and the CaverMap Surgical Aid in the United States.

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

     - The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and other products.

     - The uncertainty whether the Company will be able to achieve widespread medical reimbursement for the Reliance Insert, the Impress Softpatch, INTROL Bladder Neck Support Prosthesis or the CaverMap Surgical Aid in the United States or in the European markets targeted for the Company's products.

     - The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production andmarketing of its products.

     - Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

     - The uncertainty of the size of the potential markets based on such technology and the coordination of products based on such technology with UroMed's other products of the BreastCheck, BreastExam and the CaverMap Surgical Aid.

     - The uncertainty of receiving regulatory clearance for the Company's BreastCheck and BreastExam devices.

    Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors" are incorporated herein by reference.


Part II. OTHER INFORMATION

ITEM 6. EXHIBITS

    27 Financial Data Schedule

                                  SIGNATURES

    Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UROMED CORPORATION




Date: November 12, 1997             /s/ John G. Simon John G.
      -----------------             ------------------------------------------
                                    Simon, President and Chief Executive Officer




Date: November 12, 1997             /s/ Paul J. Murphy
      -----------------             ------------------------------------------
                                    Paul J. Murphy, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)