Form 10-K
period 1997-12-31
UROMED CORP
filed 1998-03-31
CIK 917821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-K Annual report pursuant to Section 13 of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended: December 31, 1997
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

                                 (781) 433-0033
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
             [including the related Preferred Stock Purchase Rights]
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes       X                       No    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of January 30, 1998, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $83,353,000 based on 21,860,344 shares held by such non-affiliates at the closing price of a share of Common Stock of $3.813 as reported on the Nasdaq National Market on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 4,886,552 shares of the 26,746,896 shares of Common Stock outstanding on such date. On February 28,1998, the registrant had outstanding a total of 26,807,538 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Special Meeting of Stockholders to be held on May 15, 1998 to be filed with the Securities and Exchange Commission on or prior to April 3, 1998 (the "1998 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 1998 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                               UROMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K

Table of Contents



Item                                                               Page
                                    Part I

1    Business                                                        3
2    Properties                                                     25
3    Legal Proceedings                                              25
4    Submission of Matters to a Vote of Security Holders            25

                                    Part II

5    Market For Registrant's Common Stock
      and Related Stockholder Matters                               26
6    Selected Financial Data                                        27
7    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 28
8    Financial Statements and Supplementary Data                    34
9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           48

                                    Part III

10    Directors and Executive Officers of the Registrant            48
11    Executive Compensation                                        50
12    Security Ownership of Certain
       Beneficial Owners and Management                             50
13    Certain Relationships and Related Transactions                50

                                    Part IV

14    Exhibits and Financial Statement Schedules                    51


CaverMap(TM), BEACON Technology System(TM), Impress(TM), INTROL(R), Reliance(R), PelvicFlex (TM), BreastExam(TM), BreastCheck(TM) and BreastView(TM) are trademarks and registered trademarks of UroMed Corporation. All other trademarks and trade names referred to in this report are the property of their respective owners.

PART I

Item 1.  Business

General

UroMed Corporation (the "Company") is a developer, manufacturer and marketer of male and female healthcare products. The Company has acquired or developed technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company has a direct hospital-based business line and a urinary incontinence consumer-oriented product line. The direct hospital-based business line is comprised of its CaverMap Surgical Aid, intended to aid physicians in preserving vital nerves during prostate cancer surgery, its Iodine-125 radiation seeds for prostate cancer brachytherapy, and its BEACON Technology System, a minimally invasive incontinence surgical line. In an area where the Company has decided to seek marketing partners, the Company's doctor-prescribed ("office-based") continuum of continence care product line includes the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the Reliance Insert, and the PelvicFlex video. In breast cancer screening, the Company is developing its investigational BreastView, BreastExam and BreastCheck electronic palpation technology in order to aid physicians and patients in the important mission of finding suspicious breast lumps earlier. The Company also continues to dedicate significant resources to the development and/or acquisition of product lines that fit into its strategic platforms.

The Company restructured its operations during the first quarter of 1998 to increase its emphasis on hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes is best approached through utilizing marketing partners. The restructuring involved the company-wide reduction of approximately 40 employees. This initiative is designed to reduce operating costs while allowing the Company to create a business model with a significantly lower break-even level. The Company will take a restructuring charge of approximately $1.0 million in the first quarter of 1998.

The Company has been increasing its emphasis on surgical products, such as the CaverMap Surgical Aid and the BEACON Technology System, and other treatments for prostate cancer such as the Iodine-I125 radiation seeds, for which there exist both large and focused markets. In the U.S., commercial availability of the BEACON Technology System began in the first quarter of 1998, the CaverMap Surgical Aid is expected to be commercially available in mid-1998, and the Iodine-I125 radiation seeds in early 1999. As the BreastCheck technology moves closer to market, the Company is assessing the optimal commercialization path, either through direct marketing or via partnerships as well as financing alternatives for this business. Due to market requirements and opportunities, the Company has decided to seek one or more marketing partnerships for its consumer-oriented continence care products: the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the Reliance Insert and the PelvicFlex Video.

The Company's four key objectives for 1998 based on its strategic direction are:
(1) adding new hospital-based products to the commercial marketplace, (2) seeking partners in order to leverage existing channels of distribution, (3) lowering the cost structure to create a business model with a significantly reduced break-even level, and (4) creating visibility and awareness of the large and emerging opportunities with the Company's breast cancer screening activities.

Products and Markets

Prostate Cancer

The CaverMap Surgical Aid is a device intended to help physicians improve prostate cancer surgery outcomes by reducing complications. This device provides the surgeon with a greater capability to locate and map cavernosal nerve filaments, thereby enabling the surgeon to make better decisions concerning tissue extraction in order to best remove the cancer while sparing nerves vital for potency and other functions. The Company's patented technology uses state-of-the-art electronics to locate the microscopic cavernosal nerves that control erectile function. In November 1997, the United States Food and Drug Administration ("FDA") clearance of the Company's CaverMap Surgical Aid capped a four-year research and development process.

The market opportunities for the CaverMap system are borne out by health statistics. Prostate cancer is the second leading cause of cancer-related death in men, accounting for 36% of cancers and 13% of all cancer deaths, according to the American Cancer Society. In 1998, an estimated 334,500 men in the United States and more than 600,000 men worldwide will be diagnosed with prostate cancer. Because of the advances over the past decade in prostate cancer screening and early detection, about 60% of these patients will be diagnosed with early-stage cancer, which can be treated by local radiation treatments or radical prostatectomy (surgery).

However, surgery does not come without consequences. Erectile dysfunction is among the most frequent complications of the approximately 100,000 prostate cancer surgeries performed in the United States each year. For appropriate patients, prostate cancer surgery represents the best proven chance for a cure of their condition. However, according to medical studies conducted 12 months after surgery, erectile dysfunction occurs in about 50% of men who undergo radical prostatectomy. The Company has focused its development efforts to address this important problem.

The CaverMap Surgical Aid, which uses technology licensed from Brigham & Women's Hospital in Boston, Massachusetts and further developed by the Company, has three major components: the Control Unit, the Probe Handle and the Disposable Kit. The Control Unit contains the digital and analog electronics, adjustable controls, user interface, software, and connectors for the Probe Handle and Disposable Kit. The Probe Handle is the surgeon's interface to control stimulation. The Probe Handle can be reused, upon re-sterilization after each surgery. The Disposable Kit contains the Probe Tip, the Tumescence Sensor and the Patient Return Lead. The Disposable Kit is desiged with components that ensure maximum effectiveness and use for one patient. The ultra-sensitive probe tip is used to locate the neurovascular bundles, potentially enabling the surgeon to spare cavernosal nerves while removing the cancer. The early results have been promising. A Canadian urologist who conducted a single-center trial of the CaverMap Surgical Aid found that approximately 90% of patients whose surgery included use of the CaverMap Surgical Aid had retained sexual function after one year. The same surgeon saw only a 30% potency rate after one year in his prior surgical patients whose surgery did not include use of the CaverMap Surgical Aid. However, no assurances can be made that the CaverMap Surgical Aid will prove to be this effective in wider trials or in commercial use.

The Company believes that by potentially reducing the frequency of erectile dysfunction associated with radical prostatectomy, its CaverMap Surgical Aid offers patients hope of significantly improved quality of life. The Company intends to launch commercially the CaverMap Surgical Aid in mid-1998.

During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I125") seed for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. Prostate brachytherapy is a minimally-invasive procedure in which small radiation sources, or "seeds", are implanted into the prostate to treat localized cancer. The procedure is frequently performed on an out-patient basis. According to the terms of the agreement, BEBIG will design and build an automated manufacturing line, based on its proprietary technology, at its faciltiy in Berlin, Germany. The agreement calls for a total commitment by the Company of approximately $1.75 million in milestone payments to be made if BEBIG's performance goals are met. The Company intends to launch commercially its Iodine I-125 seeds for prostate cancer brachytherapy in early 1999.

As a result of the BEBIG agreement, the Company will now be able to pursue two significant treatment segments for prostate cancer: nerve-sparing prostatectomy, via the CaverMap Surgical Aid, and brachytherapy, via the I125 seeds.

Continuum of Continence Care

Each year, an estimated 8.5 million women suffer from some form of stress urinary incontinence. Sufferers have traditionally addressed this condition by the use of diapers, pads and other limited solutions. In more severe cases, women undergo surgery in order to address the problem. Incontinence strikes women of all ages and to varying degrees. The Company's line of urinary incontinence products complement one another and address various market segments ranging from mild to severe stress urinary incontinence.

Incontinence Surgery

In August 1997, the Company announced an exclusive license and supply agreement with Medworks Corporation to market, sell, and distribute Medworks' technology. This technology is designed to surgically address female stress urinary incontinence. The Company named its resultant surgical product line the BEACON Technology System. The Company's minimally invasive BEACON surgical kits address a focused and important niche in the incontinence market.

The BEACON Technology System is patented and FDA-cleared, and as incorporated into surgical kits, includes suture guides, suture retrievers, suture cutters and bone anchors. The proprietary suture guide is used by the surgeon to make the procedure simpler and more consistent. Surgery conducted utilizing this technology requires smaller incisions than conventional surgery. The Company believes that this type of technology can be applied to a portion of the estimated 160,000 current annual surgical procedures performed by gynecologists and urologists in the U.S. The Company intends to launch its BEACON and related incontinence surgical product lines through its direct hospital salesforce in 1998.

Office-Based Products

The Company believes that the Impress Softpatch holds the most promise of all of its incontinence products. The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinence patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996 for a combination of cash and shares of Common Stock collectively valued at $30.0 million. The Company has since developed a commercial manufacturing process for the Impress Softpatch and has taken delivery of related automated manufacturing equipment. This equipment is scheduled for operational qualification in 1998. During the second half of 1997, the Company conducted initial consumer tests and market analysis for the Impress Softpatch. Based on the results of these tests, the Company has decided to pursue the potential over-the-counter ("OTC") market for Impress, in addition to the prescription ("Rx") market. UroMed's application for the OTC market for Impress is currently under review by the FDA. The Company believes that the best vehicle for capitalizing on both the OTC and Rx marketplaces is in one or more partnerships with larger, more established companies. Therefore, UroMed is currently seeking partnerships, and has decided not to incur Impress launch costs until such partnerships are in place. Beginning in October, 1997, the Company contracted the services of JP Morgan & Company, Incorporated to help find and negotiate attractive partnerships for the Impress Softpatch and arrange other strategic partnerships for the Company. No assurances can be made that the Company will be able to locate suitable partners or negotiate and enter into these partnership arrangements.

The Company's first product entry into the urinary incontinence field was the Reliance Insert. The Reliance Insert is a small, self-administered, discreet, single-use device designed to immediately prevent urine leakage caused by stress urinary incontinence. Similar to a tampon in its use, the Reliance device is disposable and is inserted directly into the urethra. A balloon at the tip of the device inflates to block the flow of urine. The device is being utilized by a small number of women who suffer more severe forms of stress urinary incontinence and is making a difference in improving the quality of life of its users. The Reliance Insert was cleared by the FDA for marketing in the United States in August 1996. The Company completed its manufacturing and marketing scale-up and commercially launched the product in the United States in November 1996. The financial contribution of the Reliance Insert was minimal for 1996 and 1997 due to the minimal ramp-up of presciptions by U.S. physicians and the difficulties faced by the Company in persuading physicians and patients to accept a urethral insert such as the Reliance Insert as a viable alternative to other competing treatments for urinary incontinence, as well as the resources that would be needed to overcome these obstacles. The Company does not expect to actively market the Reliance Insert in 1998, and thus expects a minimal financial contribution from the product in 1998.

During April 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for Rx marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in July 1997. The Company expects a minimal financial contribution from INTROL in 1998.

The PelvicFlex Personal Trainer Video is an exercise-training package intended to assist women who suffer mild forms of urinary incontinence. In the privacy of their homes, women can use PelvicFlex to learn how to exercise muscles vital to bladder control. The Company expects a minimal financial contribution from the PelvicFlex Video.

Breast Cancer

In October 1997, the Company unveiled an innovative and powerful technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. The technology, still in its investigational stage, is the foundation of three products the Company is creating - BreastCheck, BreastExam and BreastView - which are currently undergoing clinical evaluation. The BreastCheck is a hand-held, battery-operated diagnostic device that assists women in finding suspicious lumps during breast self-examinations. Its sister product, the BreastExam, addresses a similar challenge physicians face during clinical breast examinations. BreastView, currently under development, is a PC-based visual system designed to enable physicians to further evaluate suspicious breast lumps. Together, these products have the potential to increase the sensitivity of detection at an earlier stage for both women and physicians.

Research indicates that in the present year, more than 180,000 women will be diagnosed with breast cancer and nearly 44,000 women will die from the disease. While breast cancer is not preventable, it is treatable when discovered at an early stage of development. In fact, the survival rate for breast cancer that is treated early is nearly 96%, yet only 58% of all breast cancers are discovered at this stage.

The American Cancer Society recommends that 90 million American women over the age of 20 perform monthly self-examinations. Women themselves first discover as much as 80% of breast malignancies. However, the average lump found by women is often large and at the point where the cancer already may have spread. The reason for this is two-fold. First, as few as 30% of women over the age of 20 actually conduct monthly breast self-examinations. Second, many women who do practice regular self-examinations are not adept at discovering lumps of smaller sizes.

To address these problems, the Company developed the hand-held BreastCheck, a device designed to provide women with a greater comfort level in regularly examining their breasts and to potentially improve sensitivity for revealing suspicious lumps. While breast self-examinations are universally recommended, many women rely on their doctors for the discovery of lumps or abnormalities. Physicians perform more than 40 million clinical breast exams annually. Because the accuracy of clinical exams vary greatly, BreastExam offers a technology intended to improve patient outcomes and represents an opportunity for standardization within the healthcare community. Regardless of the expertise of physicians who perform breast examinations, the Company believes there is a tremendous need for an adjunct technology that improves this proficiency. BreastView is aimed towards expanding this capability even further by providing a PC-based visual system for further evaluation of suspicious breast lumps.

The BreastCheck device utilizes a sensor array comprised of miniature pressure sensors to electronically palpate the breast. The pressure data is analyzed by sophisticated computer algorithms for the presence of a lump. Each sensor array is a thin, flexible device which utilizes opposing rows and columns of conductive material. The intersection of each row and column form the sensing location. By separating the rows and columns with a material that varies its electrical resistance in proportion to the applied load, each intersection becomes a pressure sensor ("sensel"). The BreastCheck device uses a sensor containing 16 rows and 26 columns forming an array of 416 individual sensels. Each row and column is electronically scanned, and the resistance of each sensel is measured and converted into pressure readings. At any given time, the collection of 416 sensel readings forms a pressure "image" of the underlying tissue. As the BreastCheck device is being used, a computer chip inside is continually analyzing the pressure images. Sophisticated computer algorithms scan consecutive images to ascertain whether the head of the device is passing over normal breast tissue or suspicious structures.

The BreastCheck devices works in much the same way as the fingertips during manual palpation. However, the power of the technology lies in the fact that (1) the sensors can be made to be even more sensitive than the nerves in the fingers, (2) the sensor array covers a much larger area than the fingertips at any given time, and (3) the computer algorithms identify lumps by quantifying their palpable characteristics, using a potentially more predictable and consistent method than the subjective analysis of manual palpation.

The Company believes that the total market potential in the United States for its breast cancer detection products could be large. The Company believes this technology is unique and offers women and their doctors a simple, easy-to-use, painless, and cost-effective adjunct to existing, more limited examination methods. In addition, the Company's market position is protected by a number of patent licenses and patent filings, although no assurances can be made that the Company's patent estate will prevent competitors from developing and marketing competing products.

Currently, this technology is investigational. The Company anticipates initiating clinical trials and submitting an FDA application in 1998 for an initial product entry in this area. This technology might be available to women in the United States in some form as early as late 1999, if and only if, FDA approval is obtained within that time period.

Marketing and Sales

The Company's direct marketing and sales focus is on the urological surgical/hospital marketplace with primary efforts in the areas of female urinary incontinence surgery and prostate cancer treatment. The Company has a marketing team with dedicated product management in both the incontinence and prostate surgery areas. The Company employs a direct salesforce comprised of approximately fourteen field individuals with experience in direct sales to hospitals. Located in major markets, their role is to advance the Company's sales and service goals.

Prostate Cancer

Prostate cancer is the most frequently diagnosed cancer (other than skin) in U.S. men, accounting for nearly 36% of all cancers. While the rate of growth of new cases has slowed recently, it is believed that new reimbursement guidelines for screening will encourage physicians to screen more patients and thus uncover potentially dangerous levels of Prostate-Specific Antigen in men. Today, there are approximately 100,000 radical prostatectomies done annually in the United States. These procedures, in most cases, save the lives of patients, but not without significant consequences. Impotence is a key side effect most often associated with this procedure. Studies have indicated that if these nerves are spared during surgery, it can often leave the patient with normal erectile function. In the U.S., the majority of all prostate cancer surgeries done are nerve sparing procedures. These cases are often done by only highly trained surgeons and are concentrated primarily in large teaching institutions.

Early clinical trials of the CaverMap Surgical Aid indicate that the product will help the surgeon locate cavernosal nerve bundles and help him or her decide where to make incisions when removing the prostate. The Company's plan is to perform additional clinical studies to determine the extent of the efficacy of CaverMap Surgical Aid. Dr. Patrick Walsh of Johns Hopkins Medical Insitutions and six of his colleagues plan to undertake a U.S. clinical trial beginning in early May 1998, with plans to publish the resulting data sometime during 1999. While the prostate surgery market, without new technologies entering the marketplace, is expected to begin a slight decline by the year 2000, the CaverMap Surgical Aid could encourage more patients to take the path of radical prostatectomy to treat their condition. The Company plans to introduce initial commercial availability of CaverMap following the American Urological Association Annual Meeting in late May of 1998. However, no assurances can be made as to the timing of commercial availability.

A new treatment technology for prostate cancer is in the area of brachytherapy, whereby radioactive seeds are implanted in and around the prostate, leading to a less invasive procedure and often times fewer side effects. In March 1998, UroMed entered into a licensing agreement with BEBIG GmbH which will position the Company to capitalize on the growth of these procedures. The Company believes that the number of these procedures may potentially rise to nearly
50% of all treatment therapies for prostate cancer by the year 2005. The current conditions in the marketplace reflect a significant demand for brachytherapy treatment; however the supply of radioactive seeds currently available in the marketplace does not meet current demand.

The UroMed salesforce will be uniquely positioned as one of the few, if any, sales forces that is focused on nerve sparing and seed therapy which are the two most concentrated ways of treating this disease. The success of the Company's marketing effort will be driven largely in part by the results of the U.S. clinical trials of the CaverMap Surgical Aid, to be led by Dr. Walsh at Johns Hopkins Medical Institutions and the Company's ability to effectively market radioactive seeds to multiple call points, the urologist and the radiation oncologist. This marketing effort will focus the Company on high volume sites treating prostate cancer. At this point, it is not believed that mass marketing, via direct mail and advertising, is essential to the success of the Company's market penetration in 1998 or 1999.

To the Company's knowledge, the CaverMap Surgical Aid does not have any direct competition. However, the brachytherapy business that the Company recently entered is expected to become even more highly competitive, starting in late 1998 and early 1999. Nycomed Amersham plc and Johnson & Johnson subsidiary Indigo Medical Incorporated are currently in the market, with C.R. Bard Incorporated and Mentor Corporation anticipating market entry in certain segments later in 1998.

Incontinence Surgery

In the area of female stress urinary incontinence, UroMed has licensed the rights to market a unique series of kits for the correction of this condition. The American Urological Association has stated that there are two satisfactory approaches for most urologists and other treating physicians: The sling procedure and the retropubic suspension.

In the U.S. there are estimated to be approximately 160,000 procedures done annually by urologists, urogynecologists and gynecologists to correct female stress urinary incontinence. The Company primarily targets the urologist, due to the fact that the the entire product line fits nicely into the practice of this specialty. Gynecologists perform a significant number of these procedures, however the cases are spread among thousands of physicians typically performing very few cases per month. While the Company will have gynecology customers, urologists and urogynecologists currently perform the highest monthly volume of procedures.

The Company's direct selling effort will include kits for a variety of stress incontinence procedures. The Beacon Technology System is designed to facilitate current techniques for a variety of procedures from both an open-procedure/mini-incision technique to the minimally invasive laparoscopic technique.

The Company's BEACON Technology System marketing effort is geared toward surgeon-to-surgeon training through a training program designed and operated by the Company. This program allows surgeons from around the country to learn new procedures from peers in their geographic region. The market for the Beacon Technology System kits is extremely competitive. Boston Scientific Corporation is the key competitor in this disposable stress incontinence surgical kit market with other companies challenging them with bone anchors and other devices. Boston Scientific Corporation is currently the leader in market share.

Office-Based Continence Care Products

During the second half of 1997, the Company conducted initial consumer tests and market analysis for the Impress Softpatch. Based on the results of such tests and the required resources to establish a substantial market penetration, the Company has decided to pursue the potential OTC market for Impress, in addition to the Rx market. The Company believes that the best vehicle for capitalizing on both the OTC and Rx marketplaces is in partnership or partnerships with larger, more established companies. Therefore, the Company is currently pursuing partnerships, and has decided not to incur launch costs until such partnership(s) are in place.

The Company launched the Reliance Insert in the United States market during 1996 and 1997. This included a launch phase focused on account development to build a core set of users of the product, an expanded launch phase intended to increase and create awareness and interest among a larger group of physicians and the public, and a final stage to create consumer awareness though direct promotion, which included an advertising and public relations campaign. The financial contribution of the Reliance Insert in the United States was minimal in 1996 and 1997. The Company does not expect to actively market the product directly in the United States during 1998, and thus expects a minimal financial contribution from the product in 1998.

In late 1995 and 1996, the Company commercialized the Reliance Insert in certain international markets through marketing and sales agreements with the following companies: E. Tosse & Co. GmbH of Germany, Porges, S.A. of France and Astra Tech AB based in Scandinavia. All revenues recognized in 1995 and prior, and most of the total revenue recognized in 1996 and 1997 were a result of the revenue recognized from these agreements. The Company and its international partners are presently not actively marketing the Reliance Insert internationally and the Company does not anticipate active marketing in 1998.

Many of the Company's competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large medical, health care and consumer products companies may enter these industries in the future. Furthermore, smaller companies, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Company. Finally, competitors in the medical device industry have in the past and may in the future employ litigation to gain a competitive advantage.

Manufacturing, Distribution and Key Suppliers

Prostate Cancer

The CaverMap Surgical Aid System consists of three major components. The Control Unit contains the digital and analog electronics, adjustable controls, user interface, software, and connectors for the Probe Handle and the Disposable Kit. The reusable Probe Handle is the surgeon's interface to control stimulation. The Disposable Kit contains the Probe Tip, the Tumescense Sensor and the Patient Return Lead. The Disposable Kit is designed for and has components that ensure maximum effectiveness for use for one procedure. Currently, all of the components are procured from outside vendors with final testing and acceptance occurring at UroMed's facility in Needham, Massachusetts. The

Company plans to distribute the CaverMap Surgical Aid directly to medical institutions and physicians if and when it becomes commercially available.

Incontinence Surgery

UroMed entered into a seven-year exclusive license and supply agreement with Medworks Corporation of Louisville, KY to market, sell and distribute Medworks surgical technology. The FDA-cleared BEACON Technology System currently includes suture guides, suture retrievers, suture cutters and bone anchors. The Company has signed a letter of intent with Innovasive Devices, Inc. for Innovasive to supply its bone anchoring system to the Company to be used in conjunction with the Company's surgical technology. This agreement, when and if finalized, would give UroMed the exclusive distribution rights with respect to Innovasive bone anchors and ancillary devices to the U.S. incontinence market. To date the Company and Innovasive Devices, Inc. have been unable to agree to final terms for their relationship, and the Company can make no assurances that it will enter into a definitive agreement with Innovasive Devices. If the Company is unable to enter into such an arrangement, the Company may be required to obtain bone anchors from another source. The primary innovative element in each of the Beacon Technology System kits is a proprietary suture guide which is used by the surgeon to make the procedure simpler, more consistent and less traumatic. Medworks Corporation assembles the kits' components and upon acceptance by the Company, the kits are transferred to Louisville Labs Inc. of Louisville, Kentucky for shipment to UroMed's customers upon receipt of orders. The Company has also entered into a distribution agreement with Louisville Labs, Inc.

Office-Based Continence Care Products

During the first quarter of 1998, the Company began distributing of its U.S. office-based continence care products from its Needham, Massachusetts facility. In 1997 and prior years, distribution of these products were from its licensed pharmacy facility in Nashua, New Hampshire. This distribution system has an emphasis on direct distribution to and interaction with consumers. First, a physician authorizes the use of the product for a patient under ("Doctor's Orders"). Next, his or her office staff or the patient telephones or faxes the order to the Company. Next, the patient is encouraged to telephone the Company's customer service center directly to confirm the order and arrange for payment. Orders are processed at a Company's facility located in Needham, Massachusetts, and then the product is sent directly to patients in a discreet package.

The Company markets a Reliance Insert starter kit to each new patient. Each kit contains two Reliance applicators, a mirror to assist the patient in the initial applications of the Reliance Insert, and 20 Reliance Inserts. After this initial purchase, the Company markets additional Reliance Inserts to its customers in refill packs of 20 or 50 Reliance Inserts. The Impress Softpatch is marketed in packs of 24 and 48, and the Introl Bladder Neck Support Prosthesis is marketed as individual units.

The Company also fills orders placed directly from individual pharmacies or doctors for patients not electing to deliver their prescriptions directly to the Company. The Company is considering adopting other distribution strategies in the future.

The Company developed a commercial stage manufacturing process for the Impress Softpatch because Advanced Surgical Intervention, Inc., the company which originally developed the Impress Softpatch, never progressed to the stage of commercial manufacturing of the Impress Softpatch. The Company developed this manufacturing process during 1996 and 1997 and received the manufacturing assembly equipment from a vendor factory in December 1997. The equipment passed vendor factory acceptance and was installed at the Company's Needham headquarters in the first quarter of 1998. The Company is currently going through its internal validation of this manufacturing equipment and expects this to be completed during 1998.

The Company expended substantial efforts on manufacturing activities for commercialization of the Reliance Insert in the United States and abroad. The Company developed and automated its manufacturing process in order to achieve high volume, high quality production; however, it is currently producing the Reliance Insert in extremely low-level commercial quantities. The Company currently has one line of automated assembly equipment installed at its Needham, Massachusetts facility.

The Company's manufacturing facility for the Impress Softpatch and the Reliance Insert, as an FDA-registered facility subject to "Quality System Regulation," is subject to regulation and periodic inspection by the FDA. See "--Properties."

Third-Party Reimbursement

Reimbursement for patient management products of urinary incontinence is generally not available. The Company has been successful, however, in securing agreements with managed care organizations representing approximately 50 million covered lives. With respect to the Company's surgical products in the United States, third party reimbursement is generally available for surgical procedures for incontinence and prostate surgery.

Research and Development

The Company believes that its future success will depend in large part upon its ability to complete all investigational and development work associated with its Breastcare Business including BreastCheck, BreastExam and BreastView, to build its Urology business including continued clinical success with CaverMap Surgical Aid, development of the brachytherapy seeds and other efforts, and to enhance its existing products and to develop other new products. Accordingly, the Company intends to continue to devote significant funds and efforts to research and development. The Company currently employs 24 individuals on a full-time basis for its research and development efforts. The Company incurred research and development expenses of $11,692,000, $37,597,000 and $6,821,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The Company believes that there is potential for improvement in the diagnosis and treatment of a number of urological and gynecological disorders. The Company believes that advancements in urology and gynecology have been hampered by the relatively smaller amounts of research and development resources dedicated to these disciplines as compared to other areas, such as cardiology.

The Company believes that a critical aspect of its strategy is to partner, license and create joint ventures for certain technologies and products that can diagnose and treat urological and gynecological disorders. Future success is dependent upon the Company's ability to identify, contract and support these opportunities.

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

The Company believes that its patents, and any additional patents which may be issued pursuant to these applications and any continuations or continuations-in-part, may provide the Company with a substantial competitive advantage. However, there can be no assurance as to the degree of protection offered by any of these patents or that any patents will be issued with respect to the Company's pending patent applications.

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

Prostate Cancer

The Company presently holds an exclusive license for two issued United States patents and has received notice from the United States Patent Office that all claims were approved for a third patent for the CaverMap(TM) Surgical Aid. The first two patents have been licensed from Brigham and Women's Hospital with exclusive rights to the Company. The third patent (with claims approved) is held jointly by the Company and Brigham and Women's Hospital, and the Company has exclusive rights. International patent applications are pending as well. The Company believes that the issued patents and allowed claims which cover both method and device are a competitive advantage for the Company.

The Company has selected the name CaverMap for this product and has filed an application for trademark registration in the United States and other countries. However, there can be no assurance that the Company will receive trademark registration for the name CaverMap in the United States or in any other countries in which the Company may want to market and sell the CaverMap Surgical Aid.

Incontinence Surgery

The Company's agreement with Medworks Corporation (the "Medworks Agreement") allows the Company use of specifically identified licensed products, some option products and other future Medworks products. Medworks Corporation presently has two issued patents and six pending patent applications as it pertains to the specifically identified license products referenced in the Medworks Agreement. The two issued patents cover the suture retriever and the suture guide. The six pending patents are for various tools. As it pertains to the licensed products in the Medworks agreement, Medworks is required to use all commercially reasonable efforts to prosecute all existing patent applications relating to the Medworks technology and must not allow any of these patents to expire, terminate, lapse, not be renewed or otherwise cease to be in force over the term of the Medworks Agreement.

The Company selected the name BEACON Technology System and BTS for its incontinence surgical line. The Company has filed applications for trademark registration in the United States. However, there can be no assurance that the Company will receive trademark registration for the names BEACON Technology System and BTS in the United States or any other countries in which the Company may want to market and sell the BEACON Technology System.

Office-Based Continence Care Products

As of December 31, 1997, the Company held seven issued United States patents and had eleven additional United States patent applications and various foreign patent applications pending relating to the Company's technology underlying the Reliance Insert and other related products. The Company believes that the primary issued United States patent relating to the Reliance Insert, which includes both method and device claims and expires in the year 2010, contains broad claims relating to the construction and use of expandable remove-to-void urethral plugs.

The Company holds two patents and has one patent application pending with respect to the Impress Softpatch and related products. The issued patents relating to the Impress Softpatch and related products include device claims and expire in the year 2011. The application filed by the Company with respect to the Impress Softpatch and related technology contain both method and device claims.

The Company has received trademark registration for the use of the name Reliance in the U.S. and in other countries. In 1995, after becoming aware that another company, Howmedica, Inc. claimed rights to the name Reliance in several countries, the Company entered into an agreement with Howmedica, Inc. which permits each party use of the name Reliance for its specific product areas in those countries where both parties have filed or will file for registration. There can be no assurance that such trademark or the Company's use thereof will not be challenged, invalidated, prevented or circumvented in the future.

The Company has licensed, on an exclusive basis, the rights to the United States patents and various foreign patents relating to the INTROL product line and its technology. The primary patent contains broad claims relating to intra-vaginal incontinence devices and expires in the year 2012.

In addition to the proprietary protection afforded by the Company's intellectual property activities, the Company believes that the production processes that it has developed for the Reliance Insert and the Impress Softpatch, involving the production of components in high volumes, at competitive prices and with low fault tolerances, are assets of the Company, because it believes that any potential competitor attempting to produce an expandable urethral plug, external adhesive barrier devices or similar devices would also have to develop production processes involving the production of components at high volumes, at acceptable costs and at very low fault tolerances in order to compete effectively.

The Company selected the name Impress Softpatch for its adhesive patch incontinence device. The Company has filed an application for trademark registration in the United States and will file applications for appropriate trademark registrations in Europe and other countries for the Impress Softpatch. However, there can be no assurance that the Company will receive trademark registration for the name Impress Softpatch in the United States or in any other countries in which the Company may want to market and sell the Impress Softpatch.

The Company acquired the registered trademark for the INTROL product line in 1997. Also included are registered trademarks in Europe and various other countries. There can be no assurance, however, that this trademark or the Company's use thereof will not be challenged, invalidated or otherwise cease to be in force.

Breast Cancer

The Company currently has seven United States patents pending. In February 1998, the Company received a favorable office action from the U.S. Patents Office on its first application entitled "Tissue Examination". These are broad patent applications covering the electronic palpation of tissue and the Company believes that the proprietary position will be an important competitive advantage. In addition, during 1997 the Company signed a technology and supply agreement with a manufacturer and developer of sensor arrays and the agreement includes an exclusive license to their four U.S. and numerous foreign patents covering sensor technology and manufacturing. The Company also has additional foreign patent filings pending.

The Company has selected the names BreastExam, BreastCheck and BreastView for its line of breast cancer screening products. The Company has filed applications for trademark registration for each of these product names for use in the United States. However, there can be no assurance that the Company will receive trademark registration for the names BreastExam, BreastCheck and BreastView in the United States or any other countries that the Company may want to market and sell these products.

Regulatory

Prostate Cancer

The Company received regulatory clearance by the FDA in November 1997 to market the CaverMap Surgical Aid in the U.S. The clearance was via a 510(k) application and the pre-clinical and clinical testing included a variety of physical tests conducted to characterize its physical properties, safety margins, and failure modes, as part of a failure modes and effects analysis. In addition, extensive biocompatability testing was conducted on the materials that will have human contact to demonstrate that the materials were biocompatible, suitable and safe for their intended use. A single center clinical study was conducted to determine if the CaverMap Surgical Aid provides electrical stimulation to the cavernosal nerves during radical prostatectomy procedures. The results of the study indicated that the CaverMap Surgical Aid provides an electrical charge to stimulate the cavernosal nerves and elicits a measurable response in tumescence. No reported adverse events were associated with the device's use. Additional clinical evaluations are ongoing.

Incontinence Surgery

Medworks Corporation received FDA clearance in 1997 to market surgical components for stress urinary incontinence. UroMed will market and distribute these components as BEACON Technology System surgical kits, and as part of their Medworks Agreement, has license rights to distribute these kits.

Office-Based Continence Care Products

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

FDA clearance to market the Impress Softpatch was granted in May 1996 on the basis of a 510(k) Notification application originally filed, based on the clinical trial data compiled, by Advanced Surgical Intervention, Inc. in September 1995. FDA clearance was issued without the requirement that a post-market surveillance study be conducted with respect to use of the Impress Softpatch or subject to any other conditions.

The INTROL Bladder Neck Support Prosthesis was cleared for marketing in the United States by the FDA in May 1995 via a 510(k) application filed by Johnson & Johnson Medical, Inc. A clinical trial was conducted to support the safety and effectiveness of the INTROL Bladder Neck Support Prosthesis for the treatment of stress urinary incontinence.

Breast Cancer

Because there are no devices similar to the BreastCheck product, the Company is required to obtain FDA clearance through the Pre-Market Approval ("PMA") process, which typically is longer the the 510(k) approval process. The Company has had several meetings with representatives from the FDA, and a clinical protocol has been designed. The Company has been granted Expedited Review Status from the FDA. While the Company has completed numerous non-significant risk U.S. clinical trials involving over 600 women, certain formal clinicals are not anticipated to begin until later in 1998. The Company does not expect to launch this product until late 1999 at the earliest, which will require that FDA approval be obtained within that time frame.

Government Regulation

The Reliance Insert, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the CaverMap Surgical Aid, and the BreastExam, BreastCheck and BreastView devices, as well as certain products currently under development by the Company, are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical and surgical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to FDA-mandated "Quality System Regulation." Generally, Class II devices are those whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new not substantially equivalent devices introduced after May 28, 1976. The Reliance Insert is a Class III device, and the Impress Softpatch is a Class II device.

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

If a manufacturer commercializes a medical device, it is required to register with the FDA and to list all of its devices. In addition, any such manufacturer will be subject to inspection on a routine basis for compliance with the FDA's Quality System Regulation. The Company's facility in Needham, Massachusetts, was registered with the FDA and successfully passed an inspection in connection with the Company's PMA application for the Reliance Insert. The FDA's regulations also require that such manufacturer manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, such manufacturer is required to comply with various FDA requirements for labeling and reporting of adverse reactions, and may be required to meet rules governing product tracking and post-market surveillance. See "--Properties."

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

Employees

As of December 31, 1997, the Company employed approximately 140 individuals on a permanent basis and 15 on a temporary basis. The restructuring in the first quarter of 1998 involved the reduction in work force company-wide of approximately 40 employees.

None of the Company's employees are covered by collective bargaining agreements.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements contained in this Annual Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements in Item 1 "Business" regarding (i) the planned progression of the Company's commercialization strategies for the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology System surgical line, the CaverMap Surgical Aid, BEBIG's Iodine I-125 seeds, and BreastCheck, BreastExam and BreastView, including the timing and extent of initial or other sales, (ii) consumer acceptance of the use of the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of urinary incontinence, (iii) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BEACON Technology System surgical line, the CaverMap Surgical Aid, BreastCheck, Breast Exam, and BreastView devices, (iv) the timing related to the commencement of marketing activities for the commerical launches of the BreastCheck, BreastExam, and BreastView devices, Impress Softpatch, BEACON Technology System, and the CaverMap Surgical Aid, (v) the timing related to regulatory clearance for the BreastCheck and BreastExam devices, (vi) the Company's planned uses for its cash and other liquid resources, (vii) the Company's expectations regarding its 1998 restructuring, (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and (ix) the Company's expectations regarding the size of the markets for its products. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

 - The uncertainty that the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology System, the CaverMap Surgical Aid, and the BreastExam, BreastCheck and BreastView will gain market acceptance either among physicians or consumers in the United States.
 - The uncertainty that physicians will prescribe the Impress Softpatch and the INTROL Bladder Neck Support Prostheses in significant numbers.
 - The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the BEACON Technology System, the CaverMap Surgical Aid, and the BreastCheck, BreastExam and BreastView in the United States.
 - The uncertainty that the Company will be able to develop effective partnerships to pursue over-the-counter ("OTC") and prescription ("Rx") outlets for the Impress Softpatch.
 - The uncertainty of receiving regulatory clearance for the Company's BreastCheck, BreastExam, and BreastView devices and OTC approval for the Impress Softpatch.
 - The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.
 - The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology System, the CaverMap Surgical Aid, and BreastCheck, BreastExam and BreastView.
 - The uncertainty as to whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

 - Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.
 - The uncertainty of the size of the potential markets based on such technology and the coordination of products based on such technology with UroMed's other products of the CaverMap Surgical Aid, the BEACON Technology surgical kits, and BreastCheck, BreastExam and BreastView.

                                  RISK FACTORS

The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Uncertainty of Market Acceptance for the Company's Products

The BEACON Technology system, the CaverMap Surgical Aid and the BEBIG Iodine I-125 seeds will be competing against existing treatments and surgical products in the urinary incontinence and prostate cancer markets, respectively. The Impress Softpatch and the INTROL represent a new approach to managing certain types of female UI. There can be no assurance that any of the Company's products will gain any significant degree of market acceptance. The Company believes that recommendations by physicians will be essential for market acceptance of both the Impress Softpatch and the INTROL, which are and will be marketed on a prescription basis and potentially an over-the-counter basis for the Impress Softpatch, and there can be no assurance that any such recommendations, if such recommendations are ever made, will be followed. In addition, there can be no assurance that the Impress Softpatch and the INTROL will be accepted by female UI sufferers in the United States or abroad. The Impress Softpatch and INTROL are each patient-managed therapies and as such patients may at any time decide to discontinue their use. Results of the clinical trials of the Impress Softpatch indicated that some patients experienced slight tissue irritation after use of that device and that 48% of the patients were unable to report that they were completely dry when using the device. Although the safety and efficacy of the Impress Softpatch and INTROL were each deemed to be sufficient for clearance by the FDA, there can be no assurance that either product will continue to prove to be safe and effective over the long-term and after wider use.

Dependence on Few Products

The Company expects to derive a substantial part of its revenues for the next several years from sales of the Impress Softpatch, the BEACON Technology system, the CaverMap Surgical Aid and BEBIG's Iodine I-125 seeds. The Company's failure to commercialize successfully all of these products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect that commercialization of other new product will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new properties, or both. Also, the development of any new products may require that such products will be subject to clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. See "Business--Research and Development."

Limited Manufacturing Capability and Experience

The Company has limited experience in manufacturing commercial quantities of the Impress Softpatch and has not manufactured significant quantities of any other products. The

Company may not be able to develop sufficient capacity or capability to produce the quantities of the Impress Softpatch that may be required to support its sales.

Dependence on Others for Components and Raw Materials

Certain of the raw materials for the manufacture and assembly of the Company's products are available only from single sources and are manufactured by third parties. Interruptions in supplies of raw materials may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices generally. In the event of such an interruption, alternative sources of raw materials or components may be limited. The Company is currently a party to supply agreements with only some of its key suppliers and may not be able to obtain agreements with some of its suppliers of raw materials or components if it so desires. In the event that the Company replaces its current raw materials used in the Reliance Insert or Impress Softpatch with alternative materials, such product, as modified, may require new FDA and other regulatory approvals, and additional clinical and other testing may be required in order to obtain such approvals. Any interruption in the supply of raw materials currently used by the Company or any components incorporated in the Reliance Insert, or the usage of any alternative raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Experience

Although the FDA has approved or cleared the BEACON Technology System, the CaverMap Surgical Aid, the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the Reliance Insert for marketing in the United States, the Company has sold only limited amounts or no quantities for each. The Company has developed a direct marketing and sales group in the United States for its products. However, there can be no assurance that the Company has built an effective sales force, will be able to continue to attract and retain a qualified marketing and sales group in the United States, or can otherwise design and implement an effective marketing and sales strategy for the BEACON surgical kits, the CaverMap Surgical Aid, BEBIG Iodine I-125 seeds,the Impress Softpatch, and BreastCheck, BreastExam and BreastView, or any future product developed by the Company.

Limited Operating History; History of Losses; Profitability Uncertain

The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of $105.9 million, including $30.2 million relating to the acquisition of the Impress Softpatch technology and related expenses. In addition, the development and commercialization by the Company of its products and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize these products. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its $69,000,000 aggregate principal amount 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes") or to achieve continued profitability. The Company expects its operating losses to increase over the foreseeable future and there can be no assurance that the Company will be profitable in the future or that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Lack of Distribution Experience

The Company has limited experience in distributing units of its products to its ultimate consumers. In Europe, where nearly all of the sales of the Company's products have been made to date, the Company relied on the distribution systems of third party distributors.

Competition and Technological Advances

The prostate cancer treatment and incontinence surgery and incontinence product industries are highly competitive. The Company's ability to compete in the urinary incontinence management field will depend primarily upon physician and consumer acceptance of the Reliance Insert and the Impress Softpatch, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing, marketing and distribution capabilities and its ability to attract and retain skilled employees. Certain of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources.

Risks Relating to FDA Oversight and Other Government Regulation

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

Risk of Inadequate Funding; Future Capital Funding

The Company plans to continue to expend substantial funds on marketing, research and product development, seeking out partnerships that fit into its strategic platforms and pursuit of regulatory approvals.

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

Uncertainty Regarding Patents and Protection of Proprietary Technology

The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance as to the validity of the United States patents held by the Company with respect to all of its products, or as to the degree of protection offered by these patents. There can be no assurance that the Company's patents will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to the Company. During the pendency of any such proceedings, the Company may be restrained, enjoined or otherwise limited in its ability to make, use or sell a product incorporating the patents or technology that are the subject of such claim, which would have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease making, using or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented proprietary technology. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees or consultants will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. Finally, there can be no assurance that the Company's trademarks chosen and registered will provide meaningful protection.

Product Liability Risk; Limited Insurance Coverage

The manufacture and sale of medical products and the conduct of clinical trials using new technology entail the risk of product liability claims.
There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities which it might incur in connection with the clinical trials for any of its products or, the commercialization of any of its products. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of product liability claims brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the market acceptance of the Company's products.

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

Uncertainty Relating to Third-Party Reimbursement

In the United States, third-party reimbursement is currently generally available for surgical procedures for incontinence, but generally unavailable for patient-managed products such as diapers and pads. As part of its near-term marketing plan in the United States, the Company does not believe it will obtain government or private insurance reimbursement for its Reliance Insert or Impress Softpatch and that the prospect of substantial third-party reimbursement for either device in the United States may be difficult. In Europe, the Company and its European distributors have agreed to adopt a strategy of pursuing reimbursement for the use of the Reliance Insert in each of their respective territories where it is appropriate. The availability of third-party reimbursement for the Reliance Insert in Europe varies from country to country. While the Company has received notice that full reimbursement for the use of the Reliance Insert will be provided by the relevant German, Swedish and Norwegian governmental authorities and by certain authorities covering much of Denmark and Finland, it is unclear whether reimbursement will be available for the Reliance Insert in the remainder of Denmark or Finland, or whether reimbursement will be available for the Reliance Insert in France, The Netherlands or the United Kingdom. It is also unclear whether or not such reimbursement approvals that the Company has received may at some point in the future be reversed. The Company has not yet established a strategy with respect to seeking reimbursement for the Impress Softpatch outside of the United States. If third-party reimbursement is unavailable in the relevant European country or in the United States, consumers will have to pay for the Reliance Insert or Impress Softpatch themselves, resulting in greater relative out-of-pocket cost of such therapies as compared to surgical procedures and other management options for which third-party reimbursement is available. Changes in the availability of third-party reimbursement for the Reliance Insert or Impress Softpatch, for products of the Company's competitors or for surgical procedures may affect the pricing of the Company's products or the relative cost to the consumer. The Company is not able to predict the effect that the availability or unavailability of third-party reimbursement for the Reliance Insert or Impress Softpatch may have on the commercialization of such products abroad or in the United States. See "Business--Third-Party Reimbursement."

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

Concentration of Ownership

As of December 31, 1997, directors and executive officers of the Company and their affiliates owned approximately 19% of the outstanding Common Stock (including options to purchase Common Stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

The future sale of shares of the Company's Common Stock could have an adverse effect on the market price of the Common Stock or the Notes. The Company currently has two effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 8,519,538 shares of Common Stock held by certain current shareholders of the Company. Of these 8,519,538 shares, 6,184,512 shares are covered by a registration statement which was declared effective in October 1995 registering shares of Common Stock held by approximately 73 holders. These shares, representing shares of Common Stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares, with the exception of 1,641,257 shares held by an affiliate of the Company, may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. The remaining 2,335,026 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 252,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. All of the shares covered by these registration statements are freely tradeable in the open market without volume limitations. As of December 31, 1997 the Company also has options outstanding to purchase an aggregate of 1,722,538 shares of Common Stock and has an additional 404,249 shares of Common Stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act. As of December 31, 1997, the Company had reserved 5,195,391 shares of Common Stock for issuance upon conversion of the Notes.

Item 2.  Properties

The Company currently leases space in four facilities. Three facilities are located in Massachusetts; in Needham, Hopkinton and Norwood, and the fourth facility is located in Nashua, New Hamphsire.

The Company occupies a 40,000 square-foot leased facility in Needham, Massachusetts. This lease expires in 2001; however, the Company has the option to extend the lease for an additional five years. This leased facility includes research, manufacturing and administrative space. The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. The Company registered the facility with the FDA in connection with its PMA application for the Reliance Insert and FDA representatives inspected the facility and operations prior to granting approval of such application. Although the Company's facility passed inspection in connection with this approval, as a registered manufacturing facility subject to Quality System Regulation, this facility is subject to future inspection no less frequently than once every two years.

The Company also leases additional space in Hopkinton and Norwood. The Hopkinton lease is for a 13,000 square foot area occupied by the Assurance Medical Group. This lease commenced in 1997 and has a five-year term. The Norwood lease commenced in 1997 has a five-year term and was for a 9,000 square foot area which was intended to be occupied by additional research and administrative staff of the CaverMap Surgical Aid product line. As part of the first quarter of 1998 restructuring plan, the CaverMap Surgical Aid research and administrative staff will occupy the excess office space created in the Needham facility. The Company plans to sublet this Norwood space for the remainder of the lease term.

The Company leases a 9,200 square foot fulfillment center in Nashua, New Hampshire, where the Company's staff pharmacist was located. This lease expires in 1998. As part of the restructuring in th first quarter of 1998, the Company moved its continence care consumer product fulfillment and distribution from Nashua to the Needham facility. The Company has decided not to renew the Nashua lease.

Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings, nor is the property of the Company the subject of any such proceedings.

Item 4.  Submission of Matters to a
Vote of Security Holders.

During the fourth quarter of the Company's 1997 fiscal year, there were no matters submitted to a vote of the security holders of the Company.

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

UroMed's common stock is traded on the Nasdaq National Market under the symbol URMD. As of December 31, 1997 there were 518 registered holders of the Company's common stock. The Company has not paid dividends on its common stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The following table set forth for the periods indicated are the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.


Year Ended December 31, 1997                           High         Low
--------------------------------------------------------------------------------

First Quarter                                         $ 9   3/4   $ 6  3/8
Second Quarter                                          7   7/8     2  3/8
Third Quarter                                           6   7/8     2  7/8
Fourth Quarter                                          8   1/2     3  1/2

Year Ended December 31, 1996                           High         Low
--------------------------------------------------------------------------------
First Quarter                                        $ 16   1/2   $ 9  1/4
Second Quarter                                         14   1/2     8  3/4
Third Quarter                                          14   5/8     9  1/4
Fourth Quarter                                         12   1/4     8  3/4


Item 6.  Selected Financial Data

                                                         Selected Financial Data

Year Ended December 31,                                            1997         1996            1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Statement of Operations Data:
Revenues                                                      $     503    $   2,622       $   1,052    $      --    $      --
                                                              ----------------------------------------------------------------
Cost and expenses:
   Cost of revenues                                               4,722        5,110           2,564           --           --
   Research and development                                      11,692       37,597(1)        6,821        5,796        2,753
   Marketing and sales                                           13,233        7,276           2,169        1,417          504
   General and administrative                                     5,514        2,816           1,898        2,007          719
                                                              ----------------------------------------------------------------
     Total costs and expenses                                    35,161       52,799          13,452        9,220        3,976
                                                              ----------------------------------------------------------------
Loss from operations                                            (34,658)     (50,177)        (12,400)      (9,220)      (3,976)

Interest income, net                                                 25        2,517           2,688        1,610          268
                                                              ----------------------------------------------------------------

Net loss                                                        (34,633)     (47,660)         (9,712)      (7,610)      (3,708)

Excess of redemption price over carrying
   costs of Series A redeemable convertible preferred stock          --           --              --         (383)          --
                                                              ----------------------------------------------------------------

Net loss attributable to common stockholders                  $ (34,633)   $ (47,660)      $  (9,712)   $  (7,993)   $  (3,708)
                                                              ================================================================

Basic and diluted net loss per share (2)                      $   (1.30)   $   (1.87)      $    (.46)   $    (.46)   $    (.70)
                                                              ================================================================

Basic and diluted weighted average common
   shares outstanding                                            26,578       25,544          21,262       17,520        5,296
                                                              ================================================================


Year Ended December 31,                                            1997         1996            1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
   Cash, cash equivalents and short-term investments          $  65,025    $ 101,638       $  60,427    $  45,704    $  17,980
   Working capital                                               60,907       98,013          57,681       44,288       17,697
   Total assets                                                  76,593      110,488          64,264       47,818       18,314
   Long-term debt and capital lease obligations                  69,000       69,000              --           12           43
   Accumulated deficit                                         (105,927)     (71,294)        (23,634)     (13,922)      (5,929)
   Total stockholders' equity                                     1,785       35,952          60,092       45,660       17,874

(1) Includes $30.2 million for the acquisition of the Impress Softpatch technology and related expenses. See Note 3 to the Financial Statements.

(2) All net loss per share amounts have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and with respect to 1993, the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company is a developer of male and female healthcare products. The Company has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company's direct hospital-based business lines include its CaverMap(TM) Surgical Aid, intended to aid physicians in preserving vital nerves during prostate cancer surgery, and its BEACON Technology System(TM) a minimally invasive incontinence surgical line. The Company's office-based continuum of continence care product lines include the Impress(TM) Softpatch, the INTROL(R) Bladder Neck Support Prosthesis, and the Reliance(R) Insert. In breast cancer screening, the Company is developing its investigational BreastExam,(TM) BreastCheck(TM) and BreastView(TM) electronic palpation technology in order to aid physicians and patients in the important mission of finding suspicious breast lumps earlier. The Company also continues to dedicate significant resources to the development and/or acquisition of product lines that fit into its strategic platform.

     In the first quarter of 1998, the Company restructured its operations to increase its emphasis on hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. The restructuring involves the reduction company-wide of approximately 40 employees. This initiative is designed to reduce operating costs while allowing UroMed to create a business model with a significantly lower break-even level. The Company expects to take a charge for the restructuring of approximately $1.0 million in the first quarter of 1998. The projected cost savings of the restructuring, and related actions, are expected to be approximately $11.0 million per year. However, there can be no assurance that these cost savings will be realized.

Hospital-Based Business

The Company intends to increase its direct focus in this area and the Company believes that its restructuring will enable it to apply additional resources to prostate cancer and incontinence surgical market opportunities. Based on favorable market research and customer feedback, the Company believes an opportunity exists to build a prostate cancer business that complements its therapeutic efforts in urinary incontinence.

Prostate Cancer

The CaverMap Surgical Aid is a device for physicians to help potentially improve prostate cancer surgery outcomes by reducing complications. This device provides the surgeon greater capability to locate and map the cavernosal nerve filaments, thereby enabling the surgeon to make the best possible decision concerning tissue extraction in order to best remove the cancer while sparing nerves vital for potency and other functions. The Company's patented technology for this system uses state-of-the-art electronics to locate the microscopic cavernosal nerves that control erectile function. The CaverMap Surgical Aid was cleared by the U.S. Food and Drug Administration ("FDA") for marketing in the United States in November 1997. The Company is focusing on U.S. initial introduction efforts of this product in mid-1998.

Incontinence Surgery

On August 7, 1997, the Company entered into an exclusive license and supply agreement with Medworks Corporation of Louisville, KY to market, sell and distribute Medworks' technology as part of the Company's BEACON line of surgical kits to correct female urinary stress incontinence. This BEACON Technology is FDA-cleared and is used by surgeons as components of surgical kits designed to make the procedure simpler and more consistent. The kits currently include templates, suture retrievers, suture cutters and bone anchors. The Company expects to commence full-scale marketing and sales launches of a series of surgical kits utilizing its BEACON Technology in 1998.

Urinary Incontinence Consumer-Oriented Products

The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinent patients. The Company has since developed a commercial manufacturing process for the Impress Softpatch and has taken delivery of the related automated manufacturing equipment. This equipment is scheduled for operational qualification during the first quarter of 1998. During the second half of 1997, the Company conducted initial consumer tests and market analysis for the Impress Softpatch. Based on the results of such tests, the Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

has decided to pursue the potential over-the-counter ("OTC") market for Impress, in addition to the prescription ("Rx") market. UroMed's application for the OTC market for Impress is currently under review by the FDA. There can be no assurance that OTC approval by the FDA will be obtained. The Company believes that the best vehicle for capitalizing on both the OTC and Rx marketplaces is in partnership or partnerships with larger established companies. Therefore, UroMed is currently pursuing partnership(s), and has decided not to incur Impress launch costs until such partnership(s) are in place.

     On April 9, 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for prescription marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in the limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in July 1997. In the short term, the Company expects a minimal financial contribution from INTROL in 1998.

     The Reliance Insert was cleared by the FDA for marketing in the United States in August 1996. The Reliance Insert is a small, prescription, balloon-tipped, single-use plug designed to be inserted in the urethra and inflated to block the flow of urine from the bladder to the urethra. The Company completed its manufacturing and marketing scale-up and commercially launched the Reliance Insert in the United States beginning in November 1996. The Company does not expect to actively market the Reliance Insert directly in the near future and expects a minimal financial contribution from Reliance in 1998.

     During 1997, several major health plans approved patient reimbursement for UroMed's line of office-based continence care products, including the Reliance Insert, the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis.

Breast Cancer

UroMed's Assurance Medical Division is developing electronic palpation technology for its BreastCheck, BreastExam and BreastView devices. The BreastCheck device is designed to assist women with their monthly breast exams by potentially improving sensitivity for suspicious breast lumps and providing a greater level of confidence with self examination. It is a simple-to-operate, hand-held device that utilizes advanced electronics and miniature pressure sensors that are glided over the breast, gently "palpating" the breast in a manner similar to palpation using the human hand. The BreastExam and BreastView devices are similar in design to the BreastCheck device, however they are designed for physician use. These products will be used by physicians as an adjunct to a clinical breast exam, potentially resulting in a more sensitive and objective breast exam.

     The BreastCheck technology is an investigational technology and must receive FDA approval. It is probable that this will be in the form of Pre-Market Approval ("PMA"). The Company has agreed to a clinical protocol with the FDA and is continuing its piloting of studies for performance of the technology for professional as well as consumer use. The final clinical trials are currently slated to begin in 1998, and this technology may be available in the U.S. as early as 1999, if and only if, FDA approval is obtained within that time frame. No assurances can be made that the Company will be successful in obtaining FDA approval for this product, or as to the timing of such approval.

Results of Operations
Years Ended December 31, 1997 and 1996

Revenues

The Company's revenues decreased by 81% to $0.5 million from $2.6 million for the year ended 1997 compared to the year ended 1996. The decrease is primarily due to the fact that there were no stocking shipments of the Reliance Insert product to the Company's European distributors during 1997 and that there were decreases in recognition of deferred revenue from a portion of the advance payments received upon the signing of European distribution agreements, partially offset by small amounts of U.S. sales of the Reliance Insert, the INTROL Bladder Neck Support Prosthesis and the Impress Softpatch.

     Sales of the Reliance Insert in the U.S. in 1997 were minimal due to a more modest than expected ramp-up of prescriptions by U.S. urologists and the difficulties faced by the Company in persuading physicians and patients to accept a urethral insert such as Reliance as a viable alternative to other competing treatments for UI as well as the resources that would be needed to attempt to overcome these obstacles. The Company is not actively marketing the Reliance Insert and expects minimal sales for 1998.

Cost of Revenues

Cost of revenues decreased by 8% to $4.7 million from $5.1 million for the year ended 1997 as compared to the year ended 1996. The decrease is due to significantly lower variable product cost due to lower product sales in 1997 as compared to 1996, partially offset by the same level of manufacturing-related overhead costs in 1997 as in 1996 and charges in 1997 for the impairment of certain Reliance manufacturing equipment. Cost of revenues significantly exceeded product revenue in 1996 and in 1997 due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs relative to the low start-up volume of production in these periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.

     The Company's first quarter 1998 restructuring will result in a strategic shift away from the consumer-oriented continence care business and increased investment in hospital-based products such as the CaverMap Surgical Aid and BEACON surgical kits. As a result, the Company expects a decrease in cost of revenues over the first two quarters of 1998 with specific reductions expected to occur in direct labor and manufacturing engineering expenses.

Research and Development

Research and development expenses decreased by 69% to $11.7 million from $37.6 million for the year ended 1997 as compared to the year ended 1996. The decrease is primarily due to the 1996 acquisition of technology for the Impress Softpatch (see Note 3 of Notes to the Financial Statements). This was accounted for as purchased in-process research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million were charged to operations in 1996. Without the Impress Softpatch acquisition charge, research and development expenses increased by 58% to $11.7 million for the year ended 1997 as compared to $7.4 million for the year ended 1996.

     The increase in research and development costs for the year ended 1997 compared to the year ended 1996, without this Impress Softpatch acquisition charge, was primarily due to increased expenditures on the Impress Softpatch scale-up activities, specific charges in relation to product-line acquisition activity, charges for the impairment of certain Reliance manufacturing equipment and the additional efforts and resources on internal development activities and in-licensing activities, including the BreastCheck breast self-examination device, the physician-use BreastExam, and BreastView devices, and the CaverMap Surgical Aid.

     The Company anticipates decreasing expenditures in research and development over the first two quarters of 1998 due to the result of the restructuring activities to take place in the first quarter of 1998 and decreasing expenditures in relation to the Impress Softpatch scale-up.

Marketing and Sales

Marketing and sales expenses increased by 82% to $13.2 million from $7.3 million for the year ended 1997 as compared to the year ended 1996. This increase was the result of expenditures incurred in connection with the U.S. launch of the Reliance Insert, which began in November 1996 and continued throughout most of 1997. Increases were also a result of the commencement of test marketing activities and market analysis for the Impress Softpatch. Increases relate specifically to costs for marketing and sales personnel, costs to design and conduct advertising and public relations campaigns, sales training and costs in conjunction with marketing activities in the prostate cancer and breast cancer detection areas. The Company anticipates decreasing sales and marketing expenditures for the first two quarters of 1998 as a result of the first quarter 1998 restructuring and a decreased level of Impress Softpatch test advertising and market research activities.

Management's Discussion and Analysis of Financial Condition and
Results of Operations


General and Administrative

General and administrative expenses increased by 96% to $5.5 million from $2.8 million for the year ended 1997 as compared to the year ended 1996. These increases are primarily due to costs to support the U.S. launch of the Reliance Insert, costs in connection with supporting the internal development activities in the prostate cancer and breast cancer detection areas and increased consulting expenses. General and administrative expenses are expected to decrease over the first two quarters of 1998 as a result of the first quarter of 1998 restructuring actions and reduced consulting and systems expenses in relation to consumer-based products.

Interest Income and Interest Expense

Interest income increased by 32% to $4.6 million from $3.5 million for the year ended 1997 as compared to the year ended 1996. The increase was attributable to the significant increase in the Company's interest-bearing cash and cash equivalents and short-term investments as a result of the issuance of the Company's 6% Convertible Subordinated Notes due October 15, 2003 (the "Convertible Notes") in October 1996 and higher realized interest rates on invested cash balances in 1997.

     Interest expense increased significantly to $4.5 million from $0.9 million for the year ended 1997 as compared to the year ended 1996 as a result of the full year of interest in 1997 for the Convertible Notes issued in October 1996.

Results of Operations
Years Ended December 31, 1996 and 1995

Revenues

The Company had revenues of $2.6 million in 1996 compared to $1.1 million in 1995, an increase of $1.5 million or 136%. Revenues in 1996 consisted primarily of initial stocking shipments of the Reliance Insert product to the Company's three European distributors and related recognition of deferred revenue from a portion of the advance payments received upon the signing of European distribution agreements.

     Revenue in 1995 was the result of initial stocking shipments, beginning in August 1995, of the Reliance Insert to the Company's European distributors, primarily for the German launch.

Cost of Revenues

Cost of revenues were $5.1 million for 1996 compared to $2.6 million for 1995, an increase of $2.5 million, or 96%, over 1995. These costs significantly exceeded product revenue for the periods due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs, relative to the low start-up volume of production in the periods.

Research and Development

Research and development expenses increased by $30.8 million, or 453%, to $37.6 million in 1996 as compared to $6.8 million in 1995. The increase was primarily the result of the acquisition of the Impress Miniguard and related technology in May 1996 (see Note 3 of Notes to Financial Statements) which was accounted for as purchased in-process research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million was expensed as research and development in 1996. Before this charge, research and development expenses increased by $0.6 million, or 9%, to $7.4 million in 1996 as compared to $6.8 million in 1995. The increase in research and development costs was primarily due to additional engineering personnel and research projects, outside consulting services and increased clinical study costs. Partially offsetting this increase, manufacturing spending relating to the Reliance Insert, starting in the third quarter of 1995, was included in cost of revenues due to the Company's transition from the development stage to the commencement of commercial product manufacturing.

Marketing and Sales

Marketing and sales expenses increased by $5.1 million, or 232%, to $7.3 million in 1996 as compared to $2.2 million in 1995. This increase was the result of expenditures incurred in connection with the U.S. launch of the Reliance Insert including hiring marketing and sales personnel, preparations for an advertising campaign, marketing consulting fees, public relations activities, sales training, exhibit costs and market research.

General and Administrative

General and administrative expenses increased $0.9 million, or 48%, to $2.8 million in 1996 as compared to $1.9 million in 1995. The increase was attributable to hiring additional administrative personnel, and increased systems, consulting and legal expenses.

Interest Income and Interest Expense

Interest income increased by $0.8 million, or 30%, to $3.5 million in 1996 as compared to $2.7 million in 1995. The increase was attributable to significantly higher interest bearing cash and cash equivalents and short-term investments during 1996 as a result of the completion of a public offering of the Company's common stock in the fourth quarter of 1995 and the issuance of the Company's Convertible Notes in the fourth quarter of 1996, partially offset by lower interest rates on investments in 1996.

     Interest expense increased from $0.0 million in 1995 to $0.9 million in 1996 as a result of the issuance of the Convertible Notes in October 1996.

Liquidity and Capital Resources

At December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $65.0 million, a decrease of $36.6 million, or 36%, from $101.6 million at December 31, 1996. At December 31, 1997, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $30.5 million for the year ended December 31, 1997 was primarily a result of the net loss for the period, which was partially offset by non-cash expenses and a net decrease in the components of working capital.

     Net cash provided by investing activities was $3.3 million for the year ended December 31, 1997. Short-term investments decreased by $3.2 million due to a shift into investments with shorter maturities. In addition, the Company invested $1.0 million in the preferred stock of Medworks Corporation in connection with a license and supply agreement. Fixed assets increased by $5.5 million as a result of purchases of additional automated assembly and packaging equipment, computer equipment and leasehold improvements.

     Net cash provided by financing activities was $0.3 million for the year ended December 31, 1997 as a result of proceeds received from the exercise of the Company's stock options and from purchases under the employee stock purchase plan.

     In October 1996, the Company sold $69.0 million of its Convertible Notes. These Convertible Notes are convertible at any time into shares of common stock of the Company at a conversion price of $13.281 per share, subject to adjustment under certain circumstances. Interest on the Convertible Notes is payable each April and October, unless previously converted or repurchased. There were no such conversions or repurchases during 1997. Interest payments of $4.1 million were made in relation to the Convertible Notes in 1997. The Convertible Notes are redeemable at the option of the Company on or after October 1999 at specified redemption prices, ranging from 100.857% to 103.429% of the principal amount plus accrued and unpaid interest at the redemption date.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the BEACON Technology System surgical line and the CaverMap Surgical Aid, development of the Company's Impress Softpatch partnership(s); the development status of other potential products, including, but not limited to: the BreastCheck, the BreastExam and the BreastView devices, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

     The Company has begun the process of evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Thus far, management has determined the financial impact of such modifications to be immaterial to Company's financial position or results of operations in any given year.

Forward-Looking Statements and Associated Risks

Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the BEACON Technology System surgical line, including the timing and extent of initial or other sales, (ii) consumer acceptance of the use of the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of urinary incontinence and the size and accessibility of the Company's target markets, (iii) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BreastCheck, BreastExam and BreastView devices, (iv) the timing related to the commencement of marketing activities for the commercial launches of the BreastCheck, BreastExam and BreastView devices, Impress Softpatch, BEACON Technology System, and the CaverMap Surgical Aid, (v) the timing related to regulatory clearance for the BreastCheck and BreastExam devices, (vi) the Company's planned uses for its cash and other liquid resources, (vii) the Company's expectations regarding its planned 1998 restructuring and (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

- The uncertainty that the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology system and the CaverMap Surgical Aid will gain market acceptance either among physicians or urinary incontinence sufferers in the United States.

- The uncertainty that physicians will prescribe the Impress Softpatch and the INTROL Bladder Neck Support Prostheses in significant numbers.

- The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the BEACON Technology system and the CaverMap Surgical Aid in the United States.

- The uncertainty that the Company will be able to develop effective partnerships to pursue over-the-counter and prescription outlets for the Impress Softpatch.

- The uncertainty of receiving regulatory clearance for the Company's BreastCheck, BreastExam and BreastView devices and OTC approval for the Impress Softpatch.

- The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.

- The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and other products.

- The uncertainty as to whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

- Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

- The uncertainty of the size of the potential markets based on such technology and the coordination of products based on such technology with UroMed's other products of the BreastCheck, BreastExam, BreastView and the CaverMap Surgical Aid.

     Other relevant risks are described in the Business Section on Form 10-K for the year ended December 31, 1997 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors" are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Index to the Financial Statements

                                                                              Page
                                                                             ------
     Report of Independent Accountants....................................     35
     Balance Sheet at December 31, 1997 and 1996..........................     36
     Statement of Operations for each of the three years
       in the period ended December 31, 1997..............................     37
     Statement of Stockholders' Equity for each of the
       three years in the period ended December 31, 1997..................     38
     Statement of Cash Flows for each of the three years
       in the period ended December 31, 1997..............................     39
     Notes to the Financial Statements....................................    40-46


     Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves................     47


All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or footnotes thereto.

                                               Report of Independent Accountants

To the Board of Directors and Stockholders of UroMed Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UroMed Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts
February 4, 1998

Balance Sheet

December 31,                                                                          1997         1996
-------------------------------------------------------------------------------------------------------
(in thousands, except share data)
Assets
   Current assets:
     Cash and cash equivalents                                                   $  12,007    $  45,556
     Short-term investments                                                         53,018       56,082
     Inventories                                                                       287          587
     Prepaid expenses and other assets                                               1,403        1,324
                                                                                 ----------------------
       Total current assets                                                         66,715      103,549
   Fixed assets, net                                                                 6,357        3,962
   Other assets                                                                      3,521        2,977
                                                                                 ----------------------
                                                                                 $  76,593    $ 110,488
                                                                                 ======================

Liabilities and Stockholders' Equity
   Current Liabilities:
     Accounts payable                                                            $   1,197    $     713
     Accrued expenses                                                                4,378        4,216
     Deferred revenue                                                                  233          607
                                                                                 ----------------------
       Total current liabilities                                                     5,808        5,536
                                                                                 ----------------------

   Convertible subordinated notes                                                   69,000       69,000
                                                                                 ----------------------

   Commitments (Note 13)

   Stockholders' equity:
     Preferred stock, $.01 par value; 500,000 shares authorized; none issued -         --          --
     Common stock, no par value; 50,000,000 shares authorized; 26,703,963 and 26,446,257 shares issued and outstanding at December 31, 1997 and
       1996, respectively                                                          106,993      106,739
     Additional paid-in capital                                                        653          753
     Net unrealized gain (loss) on investments available-for-sale                       66          (31)
     Deferred compensation                                                              --         (215)
     Accumulated deficit                                                          (105,927)     (71,294)
                                                                                 ----------------------
       Total stockholders' equity                                                    1,785       35,952
                                                                                 ----------------------
                                                                                 $  76,593    $ 110,488
                                                                                 ======================

The accompanying notes are an integral part of the financial statements.


                                                         Statement of Operations

Year Ended December 31,                          1997        1996        1995
-----------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                     $   503    $  2,622    $  1,052
                                             --------------------------------

Costs and expenses:
   Cost of revenues                             4,722       5,110       2,564
   Research and development                    11,692      37,597       6,821
   Marketing and sales                         13,233       7,276       2,169
   General and administrative                   5,514       2,816       1,898
                                             --------------------------------
     Total costs and expenses                  35,161      52,799      13,452
                                             --------------------------------
Loss from operations                          (34,658)    (50,177)    (12,400)

Interest income                                 4,558       3,462       2,692
Interest expense                               (4,533)       (945)         (4)
                                             --------------------------------

Net loss                                     $(34,633)   $(47,660)   $ (9,712)
                                             ================================

Basic and diluted net loss per share         $  (1.30)   $  (1.87)   $   (.46)
                                             ================================

Weighted average common shares outstanding     26,578      25,544      21,262
                                             ================================

The accompanying notes are an integral part of the financial statements.

Statement of Stockholders' Equity

                                                                                          Net
                                                                                   Unrealized
                                                                                   Gain (Loss)
                                                                                           on
                                                    Common Stock      Additional- Investments  Deferred                       Total
For the Three Years in the Period                  Number   Carrying     Paid-in    Available-   Compen-  Accumulated  Stockholders'
Ended December 31, 1997                         of shares      value     Capital     For-Sale    sation       Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
Balance, December 31, 1994                     20,711,176   $ 59,586       $  10        $ (15)       --     $ (13,922)     $ 45,659
   Issuance of common stock for services           79,637        653          --           --        --            --           653
   Issuance of common stock upon exercise
     of stock options                             403,199         73          --           --        --            --            73
   Issuance of common stock pursuant to
     follow-on public offering, net of stock
     issuance costs of $1,796,000               2,775,000     23,179          --           --        --            --        23,179
   Issuance of common stock under employee
     stock purchase plan                            6,600         46          --           --        --            --            46
   Net unrealized gain on investments
     available-for-sale                                --         --          --          175        --            --           175
   Deferred compensation related to employee
     common stock options granted                      --         --         292           --     $(292)           --            --
   Amortization of deferred compensation               --         --          --           --        19            --            19
   Net loss                                            --         --          --           --        --        (9,712)       (9,712)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1995                     23,975,612     83,537         302          160      (273)      (23,634)       60,092
   Issuance of common stock in connection
     with acquisition of technology             2,335,026     23,000          --           --        --            --        23,000
   Issuance of common stock options
     for services                                      --         --         451           --        --            --           451
   Issuance of common stock upon exercise
     of stock options                             123,185         89          --           --        --            --            89
   Issuance of common stock under employee
     stock purchase plan                           12,434        113          --           --        --            --           113
   Net unrealized loss on investments
     available-for-sale                                --         --          --         (191)       --            --          (191)
   Amortization of deferred compensation               --         --          --           --        58            --            58
   Net loss                                            --         --          --           --        --       (47,660)      (47,660)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1996                     26,446,257    106,739         753          (31)     (215)      (71,294)       35,952
   Issuance of common stock options for
     services                                          --         --          65           --        --            --            65
   Issuance of common stock upon exercise
     of stock options                             203,825        103          --           --        --            --           103
   Issuance of common stock under employee
     stock purchase plan                           53,881        151          --           --        --            --           151
   Net unrealized gain on investments
     available-for-sale                                --         --          --           97        --            --            97
   Amortization of deferred compensation               --         --          --           --        50            --            50
   Reversal of deferred compensation related
     to employee termination                           --         --        (165)          --       165            --            --
   Net loss                                            --         --          --           --        --       (34,633)      (34,633)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1997                     26,703,963   $106,993       $ 653        $  66     $  --     $(105,927)     $  1,785
                                               ====================================================================================

The accompanying notes are an integral part of the financial statements.

                                                         Statement of Cash Flows

Year Ended December 31,                                                                  1997        1996        1995
---------------------------------------------------------------------------------------------------------------------
(in thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss                                                                          $(34,633)   $(47,660)   $ (9,712)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      3,575         867         406
     Issuance of common stock in connection with acquisition of technology                 --      23,000          --
     Issuance of common stock and stock options for services                               65         451         478
     Changes in assets and liabilities:
       Decrease (increase) in inventories                                                 300        (357)       (229)
       Increase in prepaid expenses and other assets                                      (79)       (128)       (466)
       Increase in accounts payable and accrued expenses                                  646       2,519         970
      (Decrease) increase in deferred revenue                                            (374)     (1,143)      1,250
                                                                                     --------------------------------

         Net cash used in operating activities                                        (30,500)    (22,451)     (7,303)
                                                                                     --------------------------------

Cash flows from investing activities:
   Sales (purchases) of short-term investments, net                                     3,161     (14,011)    (38,716)
   Purchases of fixed assets                                                           (5,525)     (2,647)     (1,486)
   Investment in Medworks Corporation                                                  (1,000)         --          --
   Decrease in other assets                                                                61          75          72
                                                                                     --------------------------------

         Net cash used in investing activities                                         (3,303)    (16,583)    (40,130)
                                                                                     --------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible subordinated notes, net of issuance costs         --      66,235          --
   Principal payments on capital lease obligations                                         --         (12)        (31)
   Proceeds from issuance of common stock, net of issuance costs                          254         202      23,297
                                                                                     --------------------------------

         Net cash provided by financing activities                                        254      66,425      23,266
                                                                                     --------------------------------

Net increase (decrease) in cash and cash equivalents                                  (33,549)     27,391     (24,167)

Cash and cash equivalents, beginning of period                                         45,556      18,165      42,332
                                                                                     --------------------------------

Cash and cash equivalents, end of period                                             $ 12,007    $ 45,556    $ 18,165
                                                                                     ================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                     $  4,140    $      1    $      4

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1: Nature of Business

UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop male and female health care products and has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company has a direct hospital-based business, an office-based continuum of continence care products and is developing its investigational BreastExam, BreastCheck and BreastView electronic palpation technology in order to aid physicians and patients in the important mission of finding suspicious breast lumps earlier.

2: Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Operations of the Company are subject to certain risks and uncertainties including, but not limited to, uncertainties related to clinical trials, regulatory approvals, technological uncertainty, uncertainty of future profitability and access to capital, and dependence on collaborative relationships and key personnel.

Cash Equivalents and Short-Term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that investments in debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Except for those debt securities classified as held-to-maturity, securities are reported in the balance sheet at fair value. Held-to-maturity securities are reported in the balance sheet at amortized cost. Any unrealized gains and losses on trading or available-for-sale securities are included in current period earnings or are reported as a separate component of stockholders' equity, respectively. Upon the sale of securities (the cost of which are based upon the specific identification method), realized gains and losses are reported in the statement of operations. At December 31, 1997 and 1996, all of the Company's investments are classified as available-for-sale.

      The Company invests its excess cash primarily in securities of U.S. government agencies, high grade corporate debt obligations and money market funds that are subject to minimal credit and market risks. The Company considers investments with original maturities of three months or less to be cash equivalents. All other investments are classified as short-term investments because they are highly liquid and are available to meet working capital needs.

Revenue Recognition

Revenue from product sales is recorded upon shipment of product to the customer. The Company accrues anticipated product warranty costs at that time.

      Deferred revenue represents fees received by the Company upon the execution of distribution agreements. Initially, these fees were refundable under certain conditions and, accordingly, upon receipt they were classified as deferred revenue. As these amounts become non-refundable, they are recognized as revenue over a period approximating one year, or as product is shipped to the distributors.

Major Customers

During the three years ended December 31, 1997, the Company's revenue has been derived primarily from two of its distributors. Revenue from the Company's distributor for Germany amounted to 34% and 87% of total revenue during the years ended December 31, 1996 and 1995, respectively. Revenue from the Company's distributor for Scandinavia, the United Kingdom and The Netherlands amounted to 75% and 63% of total revenue during the years ended December 31, 1997 and 1996, respectively.

      Of total revenue reported, approximately 75%, 43% and 0% for the years ended December 31, 1997, 1996 and 1995, respectively, resulted from the recognition of revenue (initially deferred) related to payments received by the Company upon the signing of distribution agreements.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead.

Fixed Assets

Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated using the straight-

                                                   Notes to Financial Statements

line method, over their estimated useful lives or the term of the lease, if shorter. Additions, renewals and betterments are capitalized. Repair and maintenance costs are expensed as incurred.

Financing Costs

Deferred financing costs, which are included in other assets, are being amortized over the seven-year life of the Company's 6% Convertible Subordinated Notes due October 15, 2003 ("Notes") using the straight-line method, which approximates the interest method. Unamortized costs at December 31, 1997 and 1996 are $2,288,000 and $2,683,000, respectively.

Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of such an event or change in circumstances, the Company evaluates a potential impairment of an asset based on estimated future undiscounted cash flows. In the event that future undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying amount of the asset. Based on management's assessment, during 1997 the Company recorded an impairment detailed in Note 6.

Net Loss Per Share

In February, 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which changed the method of computing earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net loss by the weighted average shares of outstanding common stock. For purposes of computing diluted earnings per share, the denominator includes both the weighted average shares of outstanding common stock and dilutive potential common stock. As required, the Company adopted SFAS 128 in the fourth quarter of 1997. All prior period earnings per share amounts have been restated to comply with SFAS 128.

      For each of the periods presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common stock shares. Antidilutive potential common stock excluded from the 1997, 1996 and 1995 computation included 1,722,538, 1,546,858 and 1,268,523 common shares, respectively, issuable upon the exercise of stock options. Antidilutive potential common stock excluded from the 1997 and 1996 computations included 5,195,391 common shares issuable upon the conversion of the Company's Notes.

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") through disclosure only (Note 11).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on net loss for these years.

Recently Enacted Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 130 and SFAS 131 as required in 1998, which will require the Company to report and display separately certain information related to comprehensive income and operating segments but will not result in any changes to previously recorded amounts.

3: Acquisition of Technology

In May 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard(TM) Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild-to-moderate stress urinary incontinence. The Company purchased the Miniguard Patch technology for $30.0 million, consisting of $7.0 million in cash and common stock valued at $23.0 million. The value of the common stock issued was based on the market value of the common stock for the five-day period preceding the transaction. The acquisition of this incontinence technology has been accounted for as purchased in-process research and development and, as a result, the purchase price and related expenses of $0.2 million were charged to operations in 1996. In 1997, the name Miniguard Patch was changed to Impress Softpatch.(TM)

4: Investments

Following is a summary of available-for-sale investments, by balance sheet classification:

                                   Amortized       Unrealized
                                        cost      Gains Losses        Fair value
-------------------------------------------------------------------------------
(in thousands)

December 31, 1997:
Cash equivalents:
  U.S. Government obligations       $  1,495     $  --      $  --      $  1,495
  Corporate debt obligations           4,961        --         --         4,961
  Money market funds                   4,004        --         --         4,004
                                    -------------------------------------------
                                    $ 10,460     $  --      $  --      $ 10,460
                                    ===========================================
Short-term investments:
  U.S. Government obligations       $  3,991     $   6      $  --      $  3,997
  Corporate debt obligations          48,961        60         --        49,021
                                    -------------------------------------------
                                    $ 52,952     $  66      $  --      $ 53,018
                                    ===========================================
December 31, 1996:
Cash equivalents:
  Corporate debt obligations        $ 38,741     $  --      $  --      $ 38,741
  Money market funds                   6,003        --         --         6,003
                                    -------------------------------------------
                                    $ 44,744     $  --      $  --      $ 44,744
                                    ===========================================
Short-term investments:
  U.S. Government obligations       $ 17,263     $  --      $ (24)     $ 17,239
  Corporate debt obligations          38,850        --         (7)       38,843
                                    -------------------------------------------
                                    $ 56,113     $  --      $ (31)     $ 56,082
                                    ===========================================

      At December 31, 1997, the fair value of short-term investments having contractual maturities of one year or less totaled $44,886,000 and the fair value of short-term investments with contractual maturities greater than one year but less than four years totaled $8,132,000. The proceeds from sales of securities amounted to approximately $21,098,000 and $15,853,000 for the years ended December 31, 1997 and 1996, respectively. Gross realized gains and losses on these sales were not significant.

5: Inventories

Inventories consist of the following:

December 31,                      1997    1996
----------------------------------------------
(in thousands)
Raw materials                    $ 23     $279
Work in process                     9      112
Finished goods                    255      196
----------------------------------------------
                                 $287     $587
==============================================

6: Fixed Assets

Fixed assets consist of the following:

                                Useful Life      December 31,
                                   in Years    1997       1996
---------------------------------------------------------------
(in thousands)
Machinery and equipment               3-4     $1,617     $1,756
Computer and office equipment         3-4      3,105      2,733
Leasehold improvements                  7        924        384
Machinery and equipment not
 yet placed in service                 --      3,789        492
                                             ------------------
                                               9,435      5,365
Less - Accumulated depreciation
 and amortization                              3,078      1,403
                                             ------------------
                                              $6,357     $3,962
                                             ==================

      As a result of the less-than-expected market reception of the Reliance Insert, during 1997 the Company recorded an impairment loss of $1,455,000 related to automated manufacturing equipment that was used or was intended to be used in production of the Reliance Insert. The loss of $1,455,000 represented the carrying value of the equipment at the time the loss was recorded. The loss has been included in depreciation and amortization expense within the research and development ($900,000) and cost of sales ($555,000) components of the Statement of Operations.

7: Investment in Medworks Corporation

In August 1997, the Company invested $1,000,000 in the preferred stock of Medworks Corporation of Louisville, KY as part of a license and supply agreement between the Company and Medworks Corporation, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence. This investment is accounted for under the cost method and is included in other assets in the balance sheet.

                                                   Notes to Financial Statements

8. Accrued Expenses

Accrued expenses consist of the following:

December 31,                        1997         1996
-----------------------------------------------------
(in thousands)
Clinical trials                   $  565       $  671
Professional fees                    944          809
Interest                             863          863
Employee-related                   1,088          620
Other                                918        1,253
                                ---------------------
                                  $4,378       $4,216
                                =====================

9: Convertible Subordinated Notes

In October 1996, the Company completed the sale of $69.0 million of its Notes. The Notes are convertible at any time into shares of common stock of the Company at a conversion price of $13.281 per share, subject to adjustment under certain circumstances. Interest on the Notes is payable each April 15 and October 15 unless previously converted or repurchased. The Notes are redeemable at the option of the Company on or after October 15, 1999, at specified redemption prices, ranging from 100.857% to 103.429% of the face amount per note plus accrued and unpaid interest to the date of redemption. The Notes are unsecured obligations of the Company and are subordinated to all other Senior Debt (as defined) of the Company.

10: Stockholders' Equity

Preferred Stock

The Company has authorized 500,000 shares of $.01 par value preferred stock, of which none have been issued at December 31, 1997. Preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may determine. Upon issuance, the preferred stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely affect the holders of the common stock.

Common Stock

At December 31, 1997, the Company has reserved 2,126,787 shares of common stock for issuance pursuant to exercise of common stock options granted under the Stock Option Plan, 227,085 shares of common stock for issuance under the Employee Stock Purchase Plan, and 5,195,391 shares for issuance upon conversion of the Notes.

      On November 13, 1995, the Company completed a follow-on public offering of 2,775,000 shares of its common stock at a price of $9.00 per share (including the exercise of the underwriters' overallotment option). The net proceeds to the Company were approximately $23,179,000.

Shareholder Rights Plan

In June 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's outstanding common stock.

11: Employee Benefit Plans

Stock Option Plan

On June 7, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") which provides for the granting of either incentive stock options or non-statutory stock options to employees, officers, directors and consultants of the Company. The Plan, as amended, allows for a maximum of 3,200,000 shares of common stock to be issued.

      The exercise price of any incentive stock option shall not be less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. Options under the plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant, except for incentive stock options granted to optionees holding more than 10% of the total combined voting power of all classes of stock, which must be within five years.

      Under the Plan, non-employee directors of the Company will receive options to purchase 20,000 shares of common stock upon their election to the Board of Directors and, after having served on the Board of Directors for one year, options to purchase 750 shares of common stock on a quarterly basis, up to a maximum of 24 grants. All of these option grants are exercisable over a ten-year period and must have an exercise price equal to the fair market value of the shares on the grant date.

      In September 1997, the Company, on a selective basis to include no more than one option grant per employee, elected to reprice 159,300 outstanding common stock options to reflect the current market value per share of common stock. The cancellation and issuance of replacement options is recorded in the option activity below.

Option activity for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

Years Ended December 31,                                 1997                  1996                   1995
--------------------------------------------------------------------   --------------------   -------------------
                                                            Weighted               Weighted              Weighted
                                                             average                average               average
                                                            exercise               exercise              exercise
                                                   Shares      price     Shares       price     Shares      price
--------------------------------------------------------------------   --------------------   -------------------

Outstanding at beginning of period               1,546,858    $5.31    1,268,523    $ 3.11    1,394,005    $1.19
   Granted                                         921,510    $4.14      461,975    $10.25      319,650    $7.67
   Cancelled                                      (542,005)   $8.22      (60,455)   $ 6.51      (41,933)   $2.09
   Exercised                                      (203,825)   $0.51     (123,185)   $ 0.72     (403,199)   $0.18
                                                 ---------             ---------              ---------
Outstanding at end of period                     1,722,538    $4.33    1,546,858    $ 5.31    1,268,523    $3.11
                                                 =========             =========              =========
Options exercisable at end of period               625,869    $2.81      598,431    $ 1.39      471,803    $0.67
                                                 =========             =========              =========
Weighted average fair value of options
   granted during the period                         $2.01                 $6.73                  $4.68
                                                 =========             =========              =========


At December 31, 1997, options to purchase 404,249 shares of common stock were available for future grants under the Plan.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:


                                             Options outstanding
--------------------------------------------------------------------------------
                                                     Weighted
                                                      average           Weighted
                                 Number             remaining            average
Range of exercise prices    outstanding      contractual life     exercise price
--------------------------------------------------------------------------------
$ .01 to $.91                   374,181                   4.7              $0.36
$3.04 to $5.38                1,027,124                   8.6              $4.06
$5.50 to $13.88                 321,233                   7.7              $9.81
                              ---------

Total                         1,722,538
                              =========


                                             Options exercisable
--------------------------------------------------------------------------------
                                                                        Weighted
                                                    Number               average
Range of exercise prices                       exercisable        exercise price
--------------------------------------------------------------------------------
$ .01 to $  .91                                    350,066                 $0.36
$3.04 to $ 5.38                                    178,650                 $4.26
$5.50 to $13.88                                     97,153                 $9.00
                                                   -------

Total                                              625,869
                                                   =======

Fair Value Disclosures

As discussed in Note 2, the Company has adopted SFAS 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:


Year Ended December 31,             1997        1996        1995
--------------------------------------------------------------------------------
(in thousands, except per share data)
Net loss:
 As reported                      $(34,633)   $(47,660)   $(9,712)
 Pro forma                        $(35,477)   $(48,620)   $(9,912)

Basic and diluted net
 loss per share:
 As reported                      $  (1.30)   $  (1.87)   $ (0.46)
 Pro forma                        $  (1.33)   $  (1.90)   $ (0.47)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants for all periods: dividend yield of 0.0%; risk-free interest rates ranging from 5.5% to 6.8%; expected option terms of 0.3 years to 5.8 years; and a volatility of .60.

                                                   Notes to Financial Statements

Employee Stock Purchase Plan

On May 19, 1995, the Company approved the 1995 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the year ended December 31, 1997, 53,881 shares were issued under the plan at a range of $2.98 to $3.00 per share. During the year ended December 31, 1996, 12,736 shares were issued under the plan at a range of $8.29 to $11.05 per share. During the year ended December 31, 1995, 6,600 shares were issued under the plan at $6.91 per share.

401(k) Retirement Plan

On January 1, 1993 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. The 401(k) Plan is non-contributory on the part of the Company.

12: Income taxes

The components of deferred income tax benefit (expense) are as follows:


Year Ended December 31,                      1997           1996           1995
--------------------------------------------------------------------------------
(in thousands)
Income tax benefit:
 Federal                                 $ 11,315       $ 15,497       $  3,317
 State                                      3,678          4,796          1,082
                                         ---------------------------------------
                                           14,993         20,293          4,399
Change in deferred tax
 asset valuation allowance                (14,993)       (20,293)        (4,399)
                                         ---------------------------------------
                                         $     --       $     --       $     --
                                         =======================================

No federal or state taxes were payable in any year as a result of losses incurred.

Deferred tax assets consist of the following:


Year Ended December 31,                                    1997            1996
--------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
 Purchased research and development                    $ 11,277        $ 11,882
 Deferred research and development
  expenses                                                3,921              --
 Accrued expenses                                           674             582
 Depreciation                                             1,149             253
 Operating reserves                                         476             176
 Deferred revenue                                            --             154
 Tax credit carryforwards                                 2,262           1,383
 Net operating loss carryforwards                        25,863          16,353
 Other                                                      344             190
                                                       -------------------------
Gross deferred tax assets                                45,966          30,973
Deferred tax asset
 valuation allowance                                    (45,966)        (30,973)
                                                       -------------------------
                                                       $     --        $     --
                                                       =========================

      A reconciliation between the amounts of reported income tax benefit (expense) and the amount determined by applying the U.S. federal statutory rate of 35% to net loss follows:


Year Ended December 31,                      1997           1996           1995
--------------------------------------------------------------------------------
(in thousands)
Net loss at statutory rate               $ 11,892       $ 16,681       $  3,399

 State tax benefit, net of
  federal tax liability                     2,098          2,988            600

 Federal and state research
  and development credits                     710            292            201

 Non-qualified stock
  options and warrants                        183             82            237

Other                                         110            250            (38)
                                         ---------------------------------------
                                           14,993         20,293          4,399
Benefit of loss not
 recognized, increase in
  valuation allowance                     (14,993)       (20,293)        (4,399)
                                         ---------------------------------------
                                         $     --       $     --       $     --
                                         =======================================

      The Company has provided a valuation allowance for the full amount of the deferred tax assets since there is no assurance that future tax benefits will be realized. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. Of the $45,966,000 valuation allowance at December 31, 1997, approximately $1,000,000 relating to deductions for non-qualified stock options will be credited to additional paid-in capital upon realization.

      At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $63,000,000. At December 31, 1997, the Company had research and development tax credit carryforwards for federal and state income tax reporting purposes of $1,423,000 and $839,000, respectively. The federal carryforwards expire between the years 2006 and 2017. The state carryforwards expire between the years 1998 and 2003.

      Ownership changes, as defined in the Internal Revenue Code (the "Code"), have limited the amount of net operating loss and tax credit carryforwards that can be used annually to offset future taxable income or tax liabilities. The annual limitation amount as defined in the Code is approximately $8,600,000 and the net operating loss and tax credit carryforwards subject to this limitation are approximately $20,900,000 and $802,000, respectively. Future changes in ownership could further affect the limitation in future years.

13: Commitments

Leases

The Company leases its present office and manufacturing space under operating leases which expire on various dates through 2003. Total rent expense under operating leases was approximately $532,000, $390,000 and $334,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum payments for the operating leases as of December 31, 1997 are as follows:


                                Operating
                                   Leases
-----------------------------------------
(in thousands)
1998                               $  643
1999                                  615
2000                                  617
2001                                  623
2002                                  205
Thereafter                             59
                                   ------
Total minimum lease payments       $2,762
                                   ======

14: Subsequent Event

The Company's Board of Directors approved a restructuring plan during the first quarter of 1998. In accordance with this plan, the Company has restructured its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. As a result, the Company expects to record a restructuring charge in the first quarter of 1998 of approximately $1,000,000 consisting primarily of employee termination benefits and costs to exit certain leased facilities.

                        UroMed Corporation
SCHEDULE II  Valuation and Qualifying Accounts and Reserves


                  Balance at   Charged to              Balance at
                  beginning     costs and                end of
Description        of period     expenses   Write-offs   period


Allowance for
  uncollectible
  accounts
Year ended
  December 31,
  1997              $ 36,000    $    --     ($ 36,000)   $  --
Year ended
  December 31,
  1996              $ 21,000     $ 15,000       --      $ 36,000
Year ended
  December 31,
  1995                  --       $ 21,000       --      $ 21,000
Reserve for
  inventory
  valuation
Year ended
  December 31,
  1997              $919,000     $740,000   ($95,000)   $1,564,000
Year ended
  December 31,
  1996              $530,000     $466,000   ($77,000)   $919,000

Year ended
  December 31,
  1995                  --       $530,000       --      $530,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive
Officers of the Registrant

Executive Officers of the Registrant

The names of the Company's executive officers and certain information about them are set forth below as of March 25, 1998:


Name                      Age                    Position

Richard M. Epstein        41       Managing Director of New Product Research,
                                   Development and Acquisitions
Robert C. Lorette         46       Vice President, Corporate Development
Neil   J. Magner          42       Vice President, Manufacturing
Joanne H. Moon            46       Managing Director of Operations
Paul J. Murphy            49       Chief Financial Officer and Treasurer
John G. Simon             35       Chairman of the Board of Directors,
                                   President, and Chief Executive Officer
Alan I. West              50       Managing Director, Assurance Medical Division


RICHARD M. EPSTEIN joined the Company as Managing Director of Male Healthcare Programs in October 1996. In February, 1998 he became the Managing Director of New Product Research, Development and Acquisition. Prior to joining the Company, he served as Vice President Sales, Marketing and Business Development for Nextran, an affiliate of Baxter Healthcare. Mr. Epstein helped create Nextran during his ten years with Baxter Healthcare where he also held positions as Director of the Transplant Business and Director of Advanced Product and New Business Development. Mr. Epstein holds a B.S. from the University of Illinois, an M.S. from Stanford University and an M.B.A. from the University of Chicago.

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

JOANNE H. MOON joined the Company in May 1991 as Vice President, Operations, with over 23 years of manufacturing experience. In September 1996 she was promoted to Managing Director of Continence Care. In February, 1998 she became Managing Director of Operations. From 1978 to 1991, Ms. Moon was employed by the U.S.C.I. Division of Bard, a manufacturer of cardiovascular medical devices, where she held the positions of Plant Manager, Director of Manufacturing and Director of Quality Assurance. Ms. Moon holds a B.A. from Upsala College.

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

ALAN I. WEST joined the Company in February 1996 as Managing Director of Female Healthcare Programs, bringing with him twenty years of medical product development experience. In February, 1998 he became Managing Director, Assurance Medical Division. Most recently, he was Business Manager of Vision Sciences, an endoscopy company. Previously, he joined Boston Scientific Corporation's Microvasive division, and he left there in 1990 as Vice President of Research and Development. From 1976 to 1981, he worked in research and development at the Codman division of Johnson & Johnson and as Marketing Manager of a small company involved in biomechanics, sports medicine and sensors. Mr. West holds a B.S. from Brown University and an M.S. from Tufts University.

Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" on pages 5 and 6 of the 1998 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" on pages 11 and 12 of the 1998 Proxy Statement, which section is incorporated herein by reference.

Item 11.  Executive
Compensation

Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" on pages 7 through 11 of the 1998 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain
Beneficial Owners and Management

Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" on page 4 of the 1998 Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and
Related Transactions

None.

PART IV

Item 14.  Exhibits and Financial
Statement Schedules

(a)(1) Index to Financial Statments

       The financial statements filed as part of this Annual Report on Form 10-K are listed above under Part II, Item 8.

(a)(2) Index to Financial Statement Schedules

       The financial statement schedule filed as part of this Annual Report on Form 10-K is listed above under Part II, Item 8.

(a)(3) Index to exhibits. The following documents are filed as exhibits to this Annual Report on Form 10-K.


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



Exhibit
No.                       Description



  10.8 Form of Consulting, Confidentiality and Non-Competition Agreement between the Registrant and members of its Medical Advisory Board and its Scientific Advisory Board
              *(a) (filed as Exhibit No. 10.10)

  10.9        Employment Agreements between the Company and Joanne Moon and Carl
              J. Wisnosky *(a) (filed as Exhibit No.  10.15)

  10.10       Employment Agreement between the Company and Paul J. Murphy
              *(e) (filed as Exhibit No.  10.1)

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

++10.16       Contract Purchase Order No.  94004 between the Company
              and IPE
              *(f) (filed as Exhibit No.  10.2)

+++10.17      Distributorship Agreement between the Company and E.
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

     10.24    Employment Agreement between the Registrant and Richard
              Epstein.
              *(n) (filed as Exhibit 10.24)



Exhibit
No.                       Description



      10.25   Employment Agreement between the Registrant and Alan
              West.
              *(n) (filed as Exhibit 10.25)

      10.26   Employment Agreement between the Registrant and Robert
              Lorette.
              *(n) (filed as Exhibit 10.26)

      10.27   Employment Agreement between the Registrant and Neil
              Magner.
              *(n) (filed as Exhibit 10.27)

      10.28 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon
              *(n) (filed as Exhibit 10.28)

      10.29   Rights Agreement, dated as of July 2, 1997.
              *(o) (filed as Exhibit 10.29)

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

(j) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(k) Registrant's Current Report on Form 8-K filed May 9, 1996.

(l) Registrant's Registration Statement on Form S-3 (File No. 333-03843) filed May 16, 1996.

(m) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1996.

(n) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(o) Registrant's Current Report on Form 8-K filed July 2, 1997.

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

                               UroMed Corporation
Date:  March 30, 1998


                               By:     s/ Paul J. Murphy
                                    Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of March 30, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John G. Simon              Chairman of the Board, Chief Executive
-----------------              Officer and President (principal
                               executive officer)

/s/ Paul J. Murphy             Chief Financial Officer and Treasurer
------------------             (principal financial and accounting
                               officer)

/s/ Elizabeth B. Connell, MD   Director
----------------------------

/s/ David P. Fialkow           Director
--------------------

/s/ Steven J. Gilbert          Director
---------------------

/s/ Richard A. Sandberg        Director
-----------------------

/s/ Thomas F. Tierney          Director
---------------------