Form 10-Q
period 1998-03-31
UROMED CORP
filed 1998-05-13
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1998

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
                      Yes     X                           No
                      ---     -                           --


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                26,825,091 shares of Common stock, no par value,
                         outstanding at April 30, 1998

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 1998


Table of contents


Part I - FINANCIAL INFORMATION                                        Page No.


Item 1.  Financial Statements

Condensed Balance Sheet at March 31, 1998 and December 31, 1997           3

Condensed Statement of Operations for the three months ended
March 31, 1998 and 1997                                                   4

Condensed Statement of Cash Flows for the three months ended
March 31, 1998 and 1997                                                   5

Notes to Condensed Financial Statements                               6 - 7


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             8 -11



Part II - OTHER INFORMATION


Item 6.  Exhibits                                                        12

Signatures                                                               13

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      March 31,    December 31,
                                                        1998          1997
                                                     ----------    -----------








                                                                Assets
Current assets:
      Cash and cash equivalents                       $ 11,915      $ 12,007
      Short-term investments                            47,228        53,018
      Inventories                                          302           287
      Prepaid expenses and other assets                  1,072         1,403
                                                     ----------    ----------


           Total current assets                         60,517        66,715

Fixed assets, net                                        6,362         6,357
Other assets                                             3,423         3,521
                                                     ----------    ----------

                                                     $  70,302       $76,593
                                                     ==========    ==========

                Liabilities and Stockholders' Equity / (Deficit)

Current liabilities:
      Accounts payable                               $     613       $ 1,197
      Accrued expenses                                   5,804         4,378
      Deferred revenue                                     233           233
                                                     ----------     ----------

           Total current liabilities                     6,650         5,808
                                                     ----------     ----------

Convertible subordinated notes                          69,000        69,000
                                                     ----------     ----------
Stockholders' equity / (deficit):
      Common stock                                     107,024       106,993
      Other stockholders' equity / (deficit)          (112,372)     (105,208)
                                                     ----------     ----------

           Stockholders' equity / (deficit)             (5,348)        1,785
                                                     ----------     ----------

                                                      $ 70,302       $76,593
                                                     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                Three Months Ended
                                                     March 31,
                                           --------------------------
                                              1998               1997
                                           --------           --------

Revenues                                   $    61             $  263
                                           --------           --------

Costs and expenses:
      Cost of revenues                       1,135              1,001
      Research and development               1,921              2,308
      Marketing and sales                    1,764              4,136
      General and administrative             1,077              1,317
      Restructuring                          1,024                 -
                                           --------           --------

           Total costs and expenses          6,921              8,762
                                           --------           --------
Loss from operations                        (6,860)            (8,499)

Interest income                                897              1,302
Interest expense                            (1,134)            (1,134)
                                           --------           --------
Net loss                                   $(7,097)           $(8,331)
                                           ========           ========


Basic and diluted net loss per share        $(0.27)            $(0.31)
                                           =========          ========


Weighted average common shares outstanding   26,774             26,489
                                           =========          =========











     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                 ----------------------------
                                                      1998             1997


Net cash used in operating activities             $ (5,372)         $(5,252)
                                                  ----------       ----------
Cash flows from investing activities:
      Sales of short-term investments, net           5,710            1,923
      Purchase of fixed assets                        (461)          (2,682)
                                                  ----------       ----------
        Net cash provided by (used for)
         investing activities                        5,249             (759)
                                                  ----------       ----------

Cash flows from financing activities:
      Proceeds from issuance of common stock            31               -
                                                  ----------       ----------
        Net cash provided by financing activities       31               -
                                                  ----------       ----------

Net decrease in cash and cash equivalents              (92)          (6,011)

Cash and cash equivalents, beginning of period      12,007           45,556
                                                  ----------       ----------
Cash and cash equivalents, end of period          $ 11,915          $39,545
                                                  ==========       ==========

Supplemental disclosure of cash flow information:
      Interest paid                               $      0          $     0





     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)



1.         Nature of Business

      UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop male and female health care products and has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company has a direct hospital-based business and an office-based continuum of continence care consumer products. The Company is developing its investigational BreastExam, BreastCheck and BreastView electronic palpation technology.


2.         Basis of Presentation

      The condensed balance sheet at March 31, 1998, the condensed statement of operations and the condensed statement of flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

      Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no impact on net loss.

      The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997, which may be found in the Company's 1997 Annual Report on Form 10-K


3.         Inventories

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At March 31, 1998, inventories consisted of the following:

      Raw materials                                           $  126
      Work in process                                              9
      Finished goods                                             167
                                                              --------
                                                              $  302
                                                              --------

4.         Comprehensive Loss

      The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.

                                           Quarter ended        Quarter ended
                                           March 31, 1998       March 31, 1997
                                           ---------------      --------------
                 Net loss                     ($7,097)               ($8,331)
                 Unrealized loss                  (58)                  (64)
                  on investments
                  available-for-sale
                                           ---------------      --------------
                 Total comprehensive loss     ($7,155)               ($8,395)
                                           ===============      ==============

5.         Recently Enacted Accounting Pronouncement

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 131 as required in 1998, which will require the Company to report and display separately certain information related to operating segments but will not result in any changes to previously recorded amounts.


6.         Licensing Agreement with BEBIG GmbH

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases.


7.         Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1,024,000 for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge is reported as restructuring in the Condensed Statement of Operations for the quarter ended March 31, 1998, and includes $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included the write-off of $138,000 of fixed assets. As of March 31, 1998, actual cash expenditures of $216,000 were made for employee termination benefits and $47,000 for costs to exit certain leased facilities. The remaining restructuring accrual at March 31, 1998 is $623,000.


8.         Proposed Reverse Stock Split

      The Company proposed an amendment to its Restated Articles of Organization which will effect a one-for-five reverse stock split. The Company believes that the reverse stock split is necessary to prevent the Company from losing the designation of its Common Stock as a Nasdaq National Market security, in effect being de-listed, due to new listing requirements recently adopted by Nasdaq. The proposed amendment, which will be voted on by common stockholders of the Company at the Company's Special Meeting of Stockholders on May 15, 1998, if approved, would have had the following impact on reported basic and diluted net loss per share and weighted average common shares outstanding for the three months ended March 31, 1998 and 1997:

                           Basic and diluted    Weighted average common shares
                           net loss per share:    outstanding (in thousands):
                          -------------------- -------------------------------
      March 31, 1998
       As reported             $ (.27)                     26,774
       Pro Forma               $(1.33)                      5,355


      March 31, 1997
       As reported             $ (.31)                     26,489
       Pro Forma               $(1.55)                      5,298

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview

      The Company is a developer of male and female healthcare products. The Company has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company's direct hospital-based business lines include its CaverMap Surgical Aid, intended to aid physicians in preserving vital nerves which control potency during prostate cancer surgery, its BEBIG Iodine-125 seeds for prostate cancer brachytherapy and its BEACON Technology System (TM), a minimally invasive incontinence surgical line. The Company's office-based continuum of continence care product lines include the Impress(TM) Softpatch, the INTROL(R) Bladder Neck Support Prosthesis, and the Reliance(R) Insert. In breast cancer screening, the Company is developing its investigational BreastExam(TM), BreastCheck(TM) and BreastView(TM) electronic palpation technology in order to aid physicians and patients in finding suspicious breast lumps earlier. The Company also continues to dedicate significant resources to the development and/or acquisition of product lines that fit into its strategic platform.

      In the first quarter of 1998, the Company restructured its operations to increase its emphasis on hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the
      Company believes will be best approached through utilizing marketing partners. The restructuring included the reduction Company-wide of approximately 40 employees and a provision for exiting certain leased facilities. This initiative is designed to reduce operating costs while allowing UroMed to create a business model with a significantly lower break-even level. The Company expects projected annual cost savings of the restructuring, and related actions, to be approximately $11.0 million per year. However, there can be no assurance that these cost savings will be realized.


      Hospital-Based Business

      The  CaverMap  Surgical  Aid  was  cleared  by  the  U.S.  Food  and  Drug
      Administration ("FDA") for marketing in the United States in November 1997. The Company intends to make initial introduction efforts of this product in the U.S. in mid-1998. The Company began sales launches of a series of surgical kits utilizing its BEACON technology during the first quarter of 1998. The Company expects to commence full-scale marketing and complete sales launches of all BEACON technology kits throughout the remainder of 1998.

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. Prostate cancer brachytherapy is a minimally-invasive procedure in which small radiation sources, or "seeds", are implanted into the prostate to treat localized cancer. According to terms of the agreement, BEBIG will design and build an automated manufacturing line, based on its proprietary technology, at its facility in Berlin, Germany. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases. The Iodine I-125 seeds are expected to be commercially available in the United States in early 1999.

      As a result of the BEBIG agreement, the Company will be able to pursue two significant treatment segments for prostate cancer: nerve-sparing prostatectomy, via the CaverMap Surgical Aid, and brachytherapy, via the Iodine-125 seeds.


      Office-Based Continence Care Products

      During the first quarter of 1998, the Company received FDA marketing clearance for over-the-counter use of its Impress Softpatch. The Company believes that the best vehicle for capitalizing on both the over-the-counter and prescription marketplaces is in partnership or partnerships with larger, more established companies. Therefore, the Company is currently pursuing partnership(s), and has decided not to incur Impress launch costs until such partnership(s) are in place.

      Breast Cancer

      The BreastCheck technology is an investigational technology and must receive FDA approval. The Company anticipates seeking this approval through the form of Pre-Market Approval ("PMA"). The Company has agreed to a clinical protocol with the FDA and will continue its piloting of studies on the performance of this technology for professional as well as consumer use. The final clinical trials are currently slated to begin in 1999, and this technology may be available in the U.S. in 2000, if and only if, FDA approval is obtained within that time frame. No assurances can be made that the Company will be successful in obtaining FDA approval for this product, or as to the timing of such approval.



      Results of Operations


      Revenues

      The Company's revenues for the first quarter of 1998 decreased 77% to $0.06 million as compared to $0.3 million in the first quarter of 1997. This decrease is primarily the result of the recognition of deferred revenue from European distributorship agreements in the first quarter of 1997 and there being no such revenue in the first quarter of 1998, slightly offset by the commencement in the first quarter of 1998 of shipments of BEACON Technology Surgical kits, which were not commercially available in 1997.


      Cost of revenues

      Cost of revenues for the first quarter of 1998 increased 13% to $1.1 million as compared to $1.0 million in the first quarter of 1997. The increase is predominantly a result of an increase in material costs during the first quarter of 1998 due to the material content of the products available for sale in the first quarter of 1998 as compared to the first quarter of 1997, slightly offset by decreased manufacturing engineering costs as a result of a reduced headcount. The Company anticipates a decreasing cost of revenues over the next two quarters due to the indirect effects of the first quarter of 1998 restructuring. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.


      Operating Expenses

      Research and development expenses in the first quarter of 1998 decreased 17% to $1.9 million as compared to $2.3 million in the first quarter of 1997. The decrease is a result of the decreased level of expenses incurred on Impress Softpatch activities in the first quarter of 1998 as compared to the first quarter of 1997, partially offset by increased expenses in efforts for the development activities of the BreastCheck, BreastExam and BreastView products. The Company anticipates a slight decrease in research and development expenditures in the second and third quarters of 1998, as compared to the first quarter of 1998, as a result of the reduced headcount due to the first quarter of 1998 restructuring.

      Marketing and sales expenses in the first quarter of 1998 decreased 57% to $1.8 million as compared to $4.1 million in the first quarter of 1997. This decrease was predominantly the result of the high level of advertising and public relations expenses incurred during the first quarter of 1997 in connection with the ramp-up for the U.S. launch of the Reliance Insert. There were no such marketing and sales expenses incurred during the first quarter of 1998 for the Reliance Insert. Marketing and sales expenses are expected to decrease in the second and third quarter of 1998, as a compared to the first quarter of 1998, as a result of a reduced headcount due to the first quarter of 1998 restructuring.

      General and administrative expenses in the first quarter of 1998 decreased 18% to $1.1 million as compared to $1.3 million in the first quarter of 1997. This decrease was mainly due to decreased headcount, and decreased systems and consulting expenses. General and administrative expenses are expected to decrease slightly in the second and third quarters of 1998 as compared to the first quarter of 1998 due to a decreased level of consulting expenses.

      Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1.0 million for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge included $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included $138,000 of fixed assets written off. As of March 31, 1998, actual cash expenditures of $216,000 were made for employee termination benefits and $47,000 for costs to exit certain leased facilities. The remaining restructuring accrual at March 31, 1998 is $623,000. Cash expenses of approximately $523,000 are to be paid out against this accrual over the next twelve months and the remaining $100,000, pertaining to costs to exit certain leased facilities, are expected to be paid out evenly over the subsequent three years.


      Interest income and interest expense

      Interest income in the first quarter of 1998 decreased 31% to $0.9 million as compared to $1.3 million in the first quarter of 1997. The decrease was due to decreased balances of interest-bearing cash equivalents and short-term investments.

      Interest expense in the first quarter of 1998 remained unchanged at $1.1 million as compared to the first quarter of 1997.


      Liquidity and Capital Resources

      Cash and short-term investments totaled $59.1 million at March 31, 1998 compared to $65.0 million at December 31, 1997. At March 31, 1998, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

      Net cash used in operating activities of $5.4 million during the three months ended March 31, 1998 was primarily a result of the net loss for the period, which was partially offset by depreciation and amortization expenses and increases in accrued expenses which were primarily the result of interest accrued on the Company's 6% Convertible Subordinated Notes due October 15, 2003 (the "Convertible Notes").

      Net cash provided by investing activities was $5.2 million during the three months ended March 31, 1998. Short-term investments decreased by $5.7 million due to a shift into cash and cash equivalents and cash used for operating expenses. In addition, the Company made $0.5 million of fixed asset purchases during the period.

      Net cash provided by financing activities was $0.03 million during the three months ended March 31, 1998 as a result of proceeds received from the exercise of stock options and from purchases under the Company's employee stock purchase plan.

      In October 1996, the Company sold $69.0 million of its Convertible Notes. These Convertible Notes are convertible at any time into shares of common stock of the Company at a conversion price of $13.281 per share, and is subject to adjustment under certain circumstances, including an adjustment to be effected in the event that the Company's shareholders approve the proposed reverse stock split in May 1998. Interest on the Convertible Notes is payable each April and October, unless previously converted or repurchased. There have been no such conversions or repurchases through March 31, 1998. The Convertible Notes are redeemable at the option of the Company on or after October 1999 at specified redemption prices, initially 103.429% of the principal amount plus accrued and unpaid interest at the redemption date.


      The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the BEACON Technology system surgical line and the CaverMap Surgical Aid, development of the Company's Impress Softpatch partnership(s), the development status of other potential products, including but not limited to the BreastCheck, BreastExam and the BreastView devices, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

      The Company has been evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Thus far, management has determined the financial impact of such modifications to be immaterial to Company's financial position or results of operations in any given year.



      Forward-Looking Statements and Associated Risks

      Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and the BEACON Technology System surgical line, including the timing and extent of initial or other sales,
      (ii) consumer acceptance of the use of the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of urinary incontinence and the size and accessibility of the Company's target markets, (iii) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BreastCheck,BreastExam and BreastView devices, (iv) the timing related to the commencement of marketing activities for the commerical launches of the BreastCheck, BreastExam and BreastView devices, Impress Softpatch, BEACON Technology System, and the CaverMap Surgical Aid, (v) the timing related to regulatory clearance for the BreastCheck and BreastExam devices, (vi) the Company's planned uses for its cash and other liquid resources, (vii) the Company's expectations regarding its 1998 restructuring, included anticipated cost savings and (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

           o The uncertainty that the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology system and the CaverMap Surgical Aid will gain market acceptance either among physicians or
           urinary   incontinence   sufferers  in  the  United  States.
           o The uncertainty that physicians will prescribe the Impress Softpatch and the INTROL Bladder Neck Support Prostheses in significant numbers.
           o The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the BEACON Technology system and the CaverMap Surgical Aid in the United States.
           o The uncertainty that the Company will be able to develop effective partnerships to pursue over-the-counter and prescription outlets for the Impress Softpatch.
           o The uncertainty of receiving regulatory clearance for the Company's BreastCheck, BreastExam and BreastView devices.
           o The  Company's  dependence  on others for raw materials and certain components of its products, including certain materials available only from single sources.
           o  The  uncertain protection   afforded  the  Company  by  its
           patents   and/or  other intellectual  property rights relating to
           the the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and other products.
           o The uncertainty  whether the Company will be able to manufacture,
           market and  sell  its   products   at  prices  that  permit  it  to
           achieve satisfactory margins in the production and marketing of its products.
           o Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.
           o The uncertainty of the size of the potential markets based on such technology and the coordination of products based on such technology with UroMed's other products.


      Other relevant risks are described in the Company's  Annual Report on Form
      10-K  for  the  year  ended   December   31,   1997  under  the   headings
      "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Part II.  OTHER INFORMATION



Item 6.  Exhibits

           27         Financial Data Schedule

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: May 13, 1998                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: May 13, 1998                 /s/ Paul J. Murphy
                --------------              -----------------------------------
                                             Paul J. Murphy, Treasurer and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)