Form 10-Q
period 1998-06-30
UROMED CORP
filed 1998-08-06
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 1998

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,364,904 shares of Common stock, no par value,
                         outstanding at July 31, 1998

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 1998


Table of contents


Part I - FINANCIAL INFORMATION                                        Page No.


Item 1.  Financial Statements

Condensed Balance Sheet at June 30, 1998 and December 31, 1997           3

Condensed Statement of Operations for the three months and six
months ended June 30, 1998 and 1997                                      4

Condensed Statement of Cash Flows for the six months ended
June 30, 1998 and 1997                                                   5

Notes to Condensed Financial Statements                               6 - 7


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             8 -12



Part II - OTHER INFORMATION


Item 2.   Changes in Securities                                          13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 6.   Exhibits and Reports on Form 8-K                               14

Signatures                                                               15

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      June 30 ,    December 31,
                                                        1998          1997
                                                     ----------    -----------








                                   Assets
Current assets:
      Cash and cash equivalents                       $ 12,718      $ 12,007
      Short-term investments                            40,541        53,018
      Inventories                                          305           287
      Prepaid expenses and other assets                  1,196         1,403
                                                     ----------    ----------

           Total current assets                         54,760        66,715

Fixed assets, net                                        5,949         6,357
Other assets                                             3,734         3,521
                                                     ----------    ----------

                                                     $  64,443      $ 76,593
                                                     ==========    ==========

                Liabilities and Stockholders' Equity / (Deficit)

Current liabilities:
      Accounts payable                               $     480       $ 1,197
      Accrued expenses                                   4,604         4,378
      Deferred revenue                                     233           233
                                                     ----------     ----------

           Total current liabilities                     5,317         5,808
                                                     ----------     ----------

Convertible subordinated notes                          69,000        69,000
                                                     ----------     ----------
Stockholders' equity / (deficit):
      Common stock                                     107,024       106,993
      Other stockholders' equity / (deficit)          (116,898)     (105,208)
                                                     ----------     ----------

           Stockholders' equity / (deficit)             (9,874)        1,785
                                                     ----------     ----------

                                                      $ 64,443       $76,593
                                                     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                -------------------         ------------------
                                  1998       1997            1998        1997
                                --------   --------        --------   --------

Revenues                         $   121     $  152        $    181   $    415
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                   867        935           2,002      1,936
  Research and development         1,456      3,420           3,376      5,728
  Marketing and sales              1,152      3,867           2,916      8,003
  General and administrative         832      1,240           1,909      2,557
  Restructuring                       -         -             1,024        -
                                --------   --------         -------    -------

       Total costs and expenses    4,307      9,462          11,227     18,224
                                --------   --------         -------    -------
Loss from operations              (4,186)    (9,310)        (11,046)   (17,809)

Interest income                      767      1,169           1,664      2,471
Interest expense                  (1,134)    (1,134)         (2,268)    (2,268)
                                --------    --------        -------    -------
Net loss                         $(4,553)   $(9,275)        $(11,650) $(17,606)
                                ========   ========         ========  =========


Basic and diluted net loss
  per share                       $(0.85)    $(1.75)        $ (2.17)   $ (3.32)
                               =========   ========          ======    =======


Weighted average common
  shares outstanding               5,365      5,309           5,360     5,303
                               =========  =========          ======    =======











     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                 ----------------------------
                                                      1998             1997


Net cash used in operating activities             $ (11,323)        $(16,342)
                                                  ----------       ----------
Cash flows from investing activities:
      Sales of short-term investments, net           12,546           3,909
      Purchase of fixed assets                         (543)         (3,666)
      Decrease in other assets                           -               37
                                                  ----------       ----------
        Net cash provided by investing
         activities                                  12,003             280
                                                  ----------       ----------

Cash flows from financing activities:
      Proceeds from issuance of common stock            31              104
                                                  ----------       ----------

Net increase (decrease) in cash and cash
  equivalents                                          711          (15,958)

Cash and cash equivalents, beginning of period      12,007           45,556
                                                  ----------       ----------
Cash and cash equivalents, end of period          $ 12,718          $29,598
                                                  ==========       ==========

Supplemental disclosure of cash flow information:
      Interest paid                               $  2,070          $ 2,070





     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)



1.         Nature of Business

      UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 to develop male and female health care products and has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company has a direct hospital-based business and offers an office-based continuum of continence care consumer product lines. The Company is developing its investigational BreastExam, BreastCheck and BreastView electronic palpation technology.


2.         Basis of Presentation

      The condensed balance sheet at June 30, 1998, and the condensed statement of operations and the condensed statement of cash flows for the three months and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

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

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At June 30, 1998, inventories consisted of the following:

      Raw materials                                           $   42
      Work in process                                             30
      Finished goods                                             233
                                                              --------
                                                              $  305
                                                              --------

4.         Comprehensive Loss

      The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.

                            Three months ended    Six months ended
                                  June 30,            June 30,

                              1998       1997       1998     1997
                              -------  ------     -------   -------
       Net loss              $(4,553)  $(9,275)  $(11,650) $(17,606)
       Unrealized gain
        (loss)on
        on investments
        available-for-sale        11        73        (69)        9
                              -------  -------    -------   -------
       Total comprehensive
        loss                 $(4,542)  $(9,202)  $(11,719) $(17,597)
                             ======== =========  ========= =========

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


6.         Licensing Agreement with BEBIG GmbH

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases. As of June 30, 1998, the Company had made milestone payments of approximately $0.4 million in connection with this agreement which are included in Other assets in the condensed balance sheet. Total milestone payments made through August 6, 1998 are approximately $0.7 million.

7.         Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1,024,000 for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge is reported as restructuring in the Condensed Statement of Operations for the six months ended June 30, 1998, and includes $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included the write-off of $138,000 of fixed assets. As of June 30, 1998 actual cash expenditures of $356,000 were made for employee termination benefits and $107,000 for costs to exit certain leased facilities. The remaining restructuring accrual at June 30, 1998 is $423,000.


8.         Reverse Stock Split

      On May 18, 1998 the Company adopted an amendment to the Company's Restated Articles of Organization, which effected a one-for-five reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split was approved by the stockholders of the Company on May 15, 1998, with holders of approximately 93% of the total shares represented at the meeting voted in favor. Basic and diluted net loss per share and weighted average shares outstanding in the Condensed Statement of Operations reflect the effect of the Reverse Stock Split retroactively.


9.         Common Stock Repurchase Program

      The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares, which is approximately 20% of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of June 30, 1998 the Company had not repurchased any of its Common Stock. Subsequent to June 30, 1998, the Company has repurchased some shares of its Common Stock as part of the Repurchase Program.


10.        Nasdaq National Market De-Listing

      In June 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that given its current net worth, the Company was not in compliance with the market capitalization requirements for the continued listing of its Common Stock on the Nasdaq National Market and requested that the Company provide additional information to enable Nasdaq to evaluate the Company's financial condition. As of July 1998, the Company is involved in an appeal of a delisting notice and has requested a hearing to review the matter and this request has been granted. At present, the Company is listed on the Nasdaq National Market, however, it is unclear whether the Company will remain on the Nasdaq National Market, move to the the Nasdaq SmallCap Market, or move to the Over the Counter Bulletin Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview

      The Company is a developer of male and female healthcare products. The Company has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company's direct hospital-based business lines include its CaverMap Surgical Aid, intended to aid physicians in preserving vital nerves which control potency during prostate cancer surgery, its BEBIG Iodine-125 seeds for prostate cancer brachytherapy and its BEACON Technology System (TM) and AlloSling (TM) product line, both incontinence surgical lines. The Company's office-based continuum of continence care product lines include the Impress(TM) Softpatch, the INTROL(R) Bladder Neck Support Prosthesis, and the Reliance(R) Insert. In breast cancer screening, the Company is developing its investigational BreastExam(TM), BreastCheck(TM) and BreastView(TM) electronic palpation technology in order to aid physicians and patients in finding suspicious breast lumps earlier. The Company also continues to dedicate significant resources to the development and/or acquisition of product lines that fit into its strategic platform.

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


      Hospital-Based Business

      The CaverMap Surgical Aid was cleared by the U.S. Food and Drug Administration ("FDA") for marketing in the United States in November 1997. The Company began initial introduction efforts of this product in the U.S. late in the second quarter of 1998. The Company began sales launches of a series of surgical kits utilizing its BEACON technology during the first quarter of 1998. The Company recently introduced its AlloSling(TM) Fascia product line, used in surgery to correct female incontinence. The AlloSling product line includes UroMed's proprietary Access(TM) instruments, recently cleared for marketing by the FDA, for use in conjunction with the AlloSling material during surgical procedures.
      The Company expects to commence sales launches of its AlloSling product line later in 1998.

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. Prostate cancer brachytherapy is a minimally-invasive procedure in which small radiation sources, or "seeds", are implanted into the prostate to treat localized cancer. According to terms of the agreement, BEBIG will design and build an automated manufacturing line, based on its proprietary technology, at its facility in Berlin, Germany. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases. Milestone payments of approximately $0.7 million have been made in connection with this agreement through August 6, 1998.
      The Iodine I-125 seeds are expected to be commercially available in the United States in early 1999. The Company recently introduced a product line of insertion needles used as introducers for radioactive brachytheryapy seeds. The Company will obtain the needles from a third-party supplier and expects to have them commercially available in late 1998.

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

      In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK"), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL Bladder Neck Support Prosthesis in Japan. The agreement has a term of three years.


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



      Results of Operations


      Revenues

      The Company's revenues for the second quarter of 1998 decreased 20% to $0.12 million as compared to $0.15 million in the second quarter of 1997, and for the first six months of 1998 decreased 56% to $.18 million as compared to $.41 million for the first six months of 1997. The decreases are primarily the result of the recognition of deferred revenue from European distributorship agreements in 1997 and there being no such revenue in 1998, partially offset by the commencement of shipments in 1998 of BEACON Technology Surgical kits and CaverMap Surgical Aid, which were not commercially available in 1997.


      Cost of revenues

      Cost of revenues for second quarter of 1998 decreased 7% to $0.87 million as compared to $0.94 million in the second quarter of 1997, and for the first six months of 1998 increased 3% to $2.0 million as compared to $1.9 million for the first six months of 1997. The decrease in the second quarter of 1998 is predominantly a result of decreased manufacturing engineering costs due to a reduced headcount resulting from the first quarter of 1998 restructuring. The slight increase in the first six months of 1998 compared to the first six months of 1997 is mainly due to 1997 inventory reserve adjustments. The Company anticipates an increasing cost of revenues over the next two quarters related to expected increases in product shipments. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.


      Operating Expenses

      Research and development expenses for the second quarter of 1998 decreased 57% to $1.5 million as compared to $3.4 million for the second quarter of 1997, and for the first six months of 1998 decreased 41% to $3.4 million as compared to $5.7 million for the first six months of 1997. The decreases are the result of the decreased level of expenditures incurred in 1998 on Impress Softpatch activities, product line acquisition costs and clinical and regulatory efforts. The Company anticipates similar levels in research and development expenditures in the third and fourth quarters of 1998, as compared to the second quarter of 1998.

      Marketing and sales expenses for the second quarter of 1998 decreased 70% to $1.2 million as compared to $3.9 million in the second quarter of 1997, and for the first six months of 1998 decreased 64% to $2.9 million as compared to $8.0 million for the first six months of 1997. These decreases were predominantly the result of the high level of advertising and public relations expenses incurred during 1997 in connection with the Reliance Insert and the Impress Softpatch. There have been insignificant levels of such expenses incurred during 1998. Marketing and sales expenses are expected to decrease in the third and fourth quarter of 1998, as compared to the second quarter of 1998.

      General and administrative expenses for the second quarter of 1998 decreased 33% to $0.8 million as compared to $1.2 million for the second quarter of 1997, and for the first six months of 1998 decreased 25% to $1.9 million as compared to $2.6 million for the first six months of 1997. These decreases were mainly due to decreased headcount, and decreased systems and consulting expenses. General and administrative expenses are expected to remain at similar levels in the third and fourth quarters of 1998 as compared to the second quarter of 1998.


      Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1.0 million for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge included $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included $138,000 of fixed assets written off. As of June 30, 1998, actual cash expenditures of $356,000 were made for employee termination benefits and $107,000 for costs to exit certain leased facilities. The remaining restructuring accrual at June 30, 1998 is $423,000. Cash expenses of approximately $353,000 are to be paid out against this accrual over the next months and the remaining $70,000, pertaining to costs to exit certain leased facilities, are expected to be paid out evenly over the subsequent three years.


      Interest income and interest expense

      Interest income for the second quarter of 1998 decreased 34% to $0.8 million as compared to $1.2 million in the first quarter of 1997, and for for the first six months of 1998 decreased 33% to $1.7 million as compared to $2.5 million for the first six months of 1997. The decrease was due to decreased balances of interest-bearing cash equivalents and short-term investments.

      Interest expense in the second quarter of 1998 remained unchanged at $1.1 million as compared to the first quarter of 1997, and for the first six months of 1998 remained unchanged at $2.3 million as compared to the first six months of 1997.


      Liquidity and Capital Resources

      Cash and short-term investments totaled $53.3 million at June 30, 1998 compared to $65.0 million at December 31, 1997. At June 30, 1998, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

      Net cash used in operating activities of $11.3 million during the six months ended June 30, 1998 was primarily a result of the net loss for the period, which was partially offset by depreciation and amortization expenses and increases in accrued expenses.

      Net cash provided by investing activities was $12.0 million during the six months ended June 30, 1998. Short-term investments decreased by $12.5 million due to a shift into cash and cash equivalents and cash used for operating expenses. In addition, the Company made $0.5 million of fixed asset purchases during the period.

      Net cash provided by financing activities was $0.03 million during the six months ended June 30, 1998 as a result of proceeds received from the exercise of stock options and from purchases under the Company's employee stock purchase plan.

      In October 1996, the Company sold $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Convertible Notes").The Convertible Notes are convertible at any time into shares of common stock of the Company at a conversion price of $66.41 per share, which is adjusted for the reverse stock split in May 1998. Interest on the Convertible Notes is payable each April and October, unless previously converted or repurchased. There have been no such conversions or repurchases through June 30, 1998. The Convertible Notes are redeemable at the option of the Company on or after October 1999 at specified redemption prices, initially 103.429% of the principal amount plus accrued and unpaid interest at the redemption date.

      In June 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified, that given its net worth, the Company was not in compliance with the market capitalization requirements for the continued listing of its Common Stock on the Nasdaq National Market and requested that the Company provide additional information to enable Nasdaq to evaluate the Company's financial condition. As of July 1998, the Company is involved in an appeal of a delisting notice and has requested a hearing to review the matter and this request has been granted. At present the Company is listed on the Nasdaq National Market; however, it is unclear whether the Company will remain on the Nasdaq National Market, move to the the Nasdaq SmallCap Market, or move to the Over the Counter Bulletin Board. There can be no assurance that Nasdaq will grant the Company a waiver for its present noncompliance or any future noncompliance of its continued listing criteria. The de-listing of the Common Stock from the Nasdaq National Market could have a material adverse effect on the market for and price of the Common Stock.

      On May 18, 1998 the Company adopted an amendment to the Company's Restated Articles of Organization, which effected a one-for-five reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split was approved by the stockholders of the Company on May 15, 1998, with holders of approximately 93% of the total shares represented at the meeting voted in favor. Basic and diluted net loss per share and weighted average shares outstanding in the Condensed Statement of Operations reflect the effect of the Reverse Stock Split retroactively.

      The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares, which is approximately 20% of the outstanding Common Stock, from time to time, subject to prevailing market conditions. In addition to the Repurchase Program, the Company is considering from time to time repurchasing some of its Convertible Notes. The Company intends to complete the Repurchase Program within one year. Purchases pursuant to the Repurchase Program and any repurchases of Convertible Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. As of June 30, 1998, the Company had not repurchased any of its Common Stock or Convertible Notes. Subsequent to June 30, 1998, the Company has repurchased some of its Common Stock.

      The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the BEACON Technology system and AlloSling surgical line and the CaverMap Surgical Aid, development of the Company's Impress Softpatch partnership(s), the development status of other potential products, including but not limited to the BreastCheck, BreastExam and the BreastView devices, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

      The Company has been evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Thus far, management has determined the financial impact of such modifications to be immaterial to the Company's financial position or results of operations in any given year.

      Forward-Looking Statements and Associated Risks

      Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology System surgical line, the CaverMap Surgical Aid, the AlloSling product line, Bebig I-125 seeds and brachytherapy seed insertion needles including the timing and extent of initial or other sales, (ii) consumer acceptance of the use of the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of urinary incontinence and the size and accessibility of the Company's target markets, (iii) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BreastCheck, BreastExam and BreastView devices, (iv) the timing related to the commencement of marketing activities for the commerical launches of the BreastCheck, BreastExam and BreastView devices, Impress Softpatch, BEACON Technology System, the CaverMap Surgical Aid, the AlloSling product line, Bebig I-125 seeds and brachytherapy seed insertion needles, (v) the timing related to regulatory clearance for the BreastCheck and BreastExam devices, (vi) the Company's planned uses for its cash and other liquid resources, including repurchases of Common Stock and Convertible Notes,
      (vii) the Company's expectations regarding its 1998 restructuring, included anticipated cost savings and (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

           o The uncertainty that the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology system, the CaverMap Surgical Aid, the AlloSling product line, Bebig I-125 seeds and brachytherapy insertion needles will gain market acceptance either among physicians or patients in the United States.
           o The uncertainty that physicians will prescribe the Impress Softpatch and the INTROL Bladder Neck Support Prostheses in significant numbers.
           o The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the BEACON Technology system, the CaverMap Surgical
           Aid, its AlloSling product line, Bebig I-125 seeds and brachytherapy insertion needles in the United States.
           o The uncertainty that the Company will be able to develop effective partnerships to pursue over-the-counter and prescription outlets for the Impress Softpatch.
           o The uncertainty of receiving regulatory clearance for the Company's BreastCheck, BreastExam and BreastView devices.
           o The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.
           o The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis and other products.
           o The uncertainty whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.
           o Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.
           o The uncertainty of the size of the potential markets based on such technology and the coordination of products based on such technology with UroMed's other products.


      Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Part II.  OTHER INFORMATION



Item 2.  Changes in Securities

     On May 18, 1998, the Company adopted an amendment to the Company's Restated Articles of Organization, which affected a one-for-five reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split was approved by the stockholders of the Company on May 15, 1998 at a Special Meeting of Stockholders, with holders of approximately 93% of the total shares represented at the meeting voted in favor.



Item 4.   Submission of Matters to a Vote of Security Holders

     On May 15, 1998 the Company held its Special Meeting of Stockholders to consider and vote upon the following three proposals:

     (1) A proposal to elect two Class I directors of the Company, each to hold a three-year term.

     (2) A proposed amendment to the Company's Restated Articles of Organization (the "Amendment") to effect a one-for-five reverse stock split pursuant to which every five shares of UroMed common stock, no par value would be converted into one share of Common Stock. The proposal would decrease the number of outstanding shares of Common Stock from approximately 26.8 million to 5.4 million. To avoid the existence of fractional shares of Common Stock, stockholders who would otherwise be entitled to receive fractional shares of Common Stock would receive cash in lieu thereof.

     (3) A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the current fiscal year.



     Results with respect to the voting on each of the above proposals were as follows (all vote numbers are presented on a pre-split basis):

                                               Withheld
                                     For      Authority
                                  ---------- ------------
     (1)Election of Directors:
         Steven J. Gilbert         23,183,934   450,517
         Dr. Elizabeth B. Connell  23,174,227   460,224




                                     For                    Against   Abstain
                                  ----------                --------  ---------

     (2)Amendment to the Company's
        Restated Articles of
        Organization to effect a
        one-for-five reverse stock
        split.                     22,022,832               1,404,960  206,659



     (3)Approval of Price
        Waterhouse LLP as
        independent accountants    23,432,270                 141,006   61,175

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27         Financial Data Schedule

               99 Restated Articles of Organization with Amendment for approved reverse stock split.



         (b)   Reports on Form 8-K

               (1) On May 19, 1998 the Company filed a current report on Form
                   8-K to file a press release to announce the stockholder approval of a five-for-one reverse stock split.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: August 6, 1998                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: August 6, 1998                /s/ Paul J. Murphy
                --------------              -----------------------------------
                                             Paul J. Murphy, Treasurer and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)