Form 10-Q
period 1998-09-30
UROMED CORP
filed 1998-11-16
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 1998

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





                      1400 Providence Highway, Norwood,
                              Massachusetts 02194
                              (Address of principal
                               executive offices)


                                 (781) 762-2080
              (Registrant's telephone number, including area code)

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,364,904 shares of Common stock, no par value,
                         outstanding at October 31, 1998

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 1998


Table of contents


Part I - FINANCIAL INFORMATION                                        Page No.


Item 1.  Financial Statements

Condensed Balance Sheet at September 30, 1998 and December 31, 1997      3

Condensed Statement of Operations for the three months and nine
months ended September 30, 1998 and 1997                                 4

Condensed Statement of Cash Flows for the nine months ended
September 30, 1998 and 1997                                              5

Notes to Condensed Financial Statements                              6 - 8


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            9 -15



Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                16
Signatures                                                               17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                   September 30,   December 31,
                                                        1998           1997
                                                   ------------    -----------








                                   Assets
Current assets:
      Cash and cash equivalents                       $ 11,648      $ 12,007
      Short-term investments                            35,058        53,018
      Inventories                                          319           287
      Prepaid expenses and other assets                  1,395         1,403
                                                     ----------    ----------

           Total current assets                         48,420        66,715

Fixed assets, net                                        5,476         6,357
Other assets                                             3,698         3,521
                                                     ----------    ----------

                                                      $ 57,594      $ 76,593
                                                     ==========    ==========

                Liabilities and Stockholders' Equity / (Deficit)

Current liabilities:
      Accounts payable                                $    545       $ 1,197
      Accrued expenses                                   5,175         4,611
                                                     ----------    ----------

           Total current liabilities                     5,720         5,808
                                                     ----------    ----------

Convertible subordinated notes                          60,670        69,000
                                                     ----------    ----------
Stockholders' equity / (deficit):
      Common stock                                     107,034       106,993
      Treasury stock                                      (511)           -
      Other stockholders' deficit                     (115,319)     (105,208)
                                                     ----------    ----------

           Stockholders' equity / (deficit)             (8,796)        1,785
                                                     ----------    ----------

                                                      $ 57,594      $ 76,593
                                                     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                -------------------        -------------------
                                  1998       1997            1998        1997
                                --------   --------        --------   --------

Revenues                        $    271   $     42        $    452   $    457
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                   809      1,212           2,811      3,148
  Research and development         1,067      3,474           4,443      9,202
  Marketing and sales                720      2,799           3,636     10,802
  General and administrative         682      1,127           2,591      3,685
  Restructuring                       -          -            1,024         -
                                --------   --------        --------   --------

       Total costs and expenses    3,278      8,612          14,505     26,837
                                --------   --------        --------   --------
Loss from operations              (3,007)    (8,570)        (14,053)   (26,380)

Interest income                      730      1,122           2,394      3,593
Interest expense                  (1,077)    (1,134)         (3,345)    (3,401)
                                --------   --------        --------   --------
Loss before extraordinary
  gain on early retirement
  of debt                         (3,354)    (8,582)        (15,004)   (26,188)
                                --------   --------        --------   --------
Extraordinary gain on early
  retirement of debt               4,865         -            4,865         -
                                --------   --------        --------   --------

Net income (loss)               $  1,511   $ (8,582)       $(10,139)  $(26,188)
                                ========   ========        ========   ========


Basic and diluted net income
  (loss) per share              $    .29   $  (1.61)       $  (1.90)  $  (4.94)
                                ========   ========        ========   ========

Basic and diluted weighted
  average common shares
  outstanding                      5,262      5,323           5,327      5,303
                                ========   ========        ========   ========











     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                      1998             1997


Net cash used in operating activities             $ (13,928)        $(21,907)
                                                  ----------       ----------
Cash flows from investing activities:
     Sales of short-term investments, net            17,944           21,102
     Purchases of fixed assets                         (543)          (4,543)
     Investment in Medworks Corporation                  -            (1,000)
     Decrease in other assets                            37               25
                                                  ----------       ----------
        Net cash provided by investing
         activities                                  17,438           15,584
                                                  ----------       ----------

Cash flows from financing activities:
     Purchase of convertible subordinated notes      (3,399)              -
     Purchase of common stock for treasury             (511)              -
     Proceeds from issuance of common stock              41              109
                                                  ----------       ----------
        Net cash provided (used) by financing
         activities                                  (3,869)             109
                                                  ----------       ----------
Net decrease in cash and cash equivalents              (359)          (6,214)

Cash and cash equivalents, beginning of period       12,007           45,556
                                                  ----------       ----------
Cash and cash equivalents, end of period           $ 11,648         $ 39,342
                                                  ==========       ==========

Supplemental disclosure of cash flow information:
     Interest paid                                 $  2,250         $  2,070
                                                  ----------       ----------




     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)



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


2.         Basis of Presentation

      The condensed balance sheet at September 30, 1998, and the condensed statement of operations and the condensed statement of cash flows for the three months and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

      Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no impact on net loss.

      The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997, which may be found in the Company's 1997 Annual Report on Form 10-K.


3.         Inventories

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At September 30, 1998, inventories consisted of the following:

      Raw materials                                           $   28
      Work in process                                             93
      Finished goods                                             198
                                                              --------
                                                              $  319
                                                              --------

4.         Comprehensive Loss

      The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.

                            Three months ended    Nine months ended
                               September 30,        September 30,

                               1998      1997       1998      1997
                            --------- ---------  --------- ---------
       Net income (loss)    $  1,511  $ (8,582)  $(10,139) $(26,188)

       Unrealized gain
        (loss) on
        investments
        available-for-sale        53        36        (16)       45
                              -------  -------    -------   -------
       Total comprehensive
        income (loss)       $  1,564  $ (8,546)  $(10,155) $(26,143)
                            ========= =========  ========= =========

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


6.         Licensing Agreement with BEBIG GmbH

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and early 1999 and will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases. As of September 30, 1998, the Company had made milestone payments of approximately $0.75 million in connection with this agreement, which are included in other assets in the condensed balance sheet.

7.         Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1,024,000 for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge is reported as restructuring in the Condensed Statement of Operations for the nine months ended September 30, 1998, and includes $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included the write-off of $138,000 of fixed assets. As of September 30, 1998 actual cash expenditures of $395,000 were made for employee termination benefits and $217,000 for costs to exit certain leased facilities. The remaining restructuring accrual at September 30, 1998 is $274,000.


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


9.         Common Stock Repurchase Program

      The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program"). Under the Repurchase Program, the Company is authorized to repurchase up to one million shares, which is approximately 20% of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of September 30, 1998 the Company has repurchased approximately 187,000 shares of its Common stock for $0.5 million as part of the Repurchase Program.


10.        Nasdaq National Market De-Listing

      In June 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that given its then current net worth, the Company was not in compliance with the market capitalization requirements for the continued listing of its Common Stock on the Nasdaq National Market and requested that the Company provide additional information to enable Nasdaq to evaluate the Company's financial condition. In October 1998, the Company moved from the Nasdaq National Market to the Nasdaq SmallCap Market via a temporary exception from the Net Tangible Assets requirement of the Nasdaq Stock Market listing. In November 1998, Nasdaq informed the Company that it had demonstrated compliance with the Nasdaq SmallCap Market listing standards and accordingly would continue to be listed on the Nasdaq SmallCap Market.

11.       Early Retirement of Debt and Tender Offer to Repurchase Debt

     On August 19, 1998 and August 28, 1998, the Company repurchased $5.3 million and $3.0 million, respectively, in aggregate prinicipal amount of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). These repurchases occurred in unsolicited open market transactions with persons who were not affiliates of the Company for purchase prices of $2.2 million and $1.2 million respectively. The August 19, 1998 repurchase of $5.3 million principal amount of Notes was made at a purchase price of $390 per $1,000 principal amount of Notes, plus accrued and unpaid interest from April 15, 1998 through the repurchase date, and the August 28, 1998 repurchase of $3.0 principal amount of Notes was made at a purchase price of $380 per $1,000 principal amount of Notes, plus accrued and unpaid interest from April 15, 1998 through the repurchase date. As a result, an extraordinary gain on the early retirement of these Notes of $4.9 million has been reported in the condensed statement of operations for the three and nine months ended September 30, 1998.

     On September 23, 1998 the Company announced the commencement of an offer (the "Offer") to purchase up to $40.0 million aggregate principal amount of its Notes. The purchase price in the Offer per $1,000 principal amount was $450, plus all accrued and unpaid interest. On October 22, 1998 the Company completed the Offer and purchased $34.9 million in aggregate principal amount of the Notes, which was the total principal amount of the Notes tendered by noteholders, for $15.8 million. As a result, the Company expects to report an extraordinary gain on the early retirement of the Notes of $17.8 million during the fourth quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview

      The Company is a developer of male and female healthcare products. The Company has developed or acquired technology in three core areas: prostate cancer, urinary incontinence, and breast cancer. The Company's direct hospital-based business lines include its CaverMap Surgical Aid, intended to aid physicians in preserving vital nerves which control potency during prostate cancer surgery, its BEBIG Iodine-125 seeds for prostate cancer brachytherapy and its BEACON Technology System (TM) and AlloSling (TM) incontinence surgical lines. The Company's office-based continuum of continence care product lines include the Impress(TM) Softpatch, the INTROL(R) Bladder Neck Support Prosthesis, and the Reliance(R) Insert.
      In breast cancer screening, the Company is developing its investigational BreastExam(TM), BreastCheck(TM) and BreastView(TM) electronic palpation technology in order to aid physicians and patients in finding suspicious breast lumps earlier. The Company also continues to dedicate significant resources to the development and/or acquisition of product lines and identifying partnership arrangements that fit into its strategic platform.

      In the first quarter of 1998, the Company restructured its operations to increase its emphasis on hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing
      partners.   The restructuring included the reduction Company-wide of
      approximately 40 employees and a provision for exiting certain leased facilities. This initiative is designed to reduce operating costs while allowing UroMed to create a business model with a significantly lower break-even level. The Company expects projected annual cost savings of the restructuring, and related actions, to be approximately $11.0 million. However, there can be no assurance that these cost savings will be realized.


      Hospital-Based Business

      The CaverMap Surgical Aid was cleared by the U.S. Food and Drug Administration ("FDA") for marketing in the United States in November 1997. The Company began initial introduction efforts of this product in the U.S. late in the second quarter of 1998. The Company began sales launches of a series of surgical kits utilizing its BEACON technology during the first quarter of 1998. The Company recently introduced its AlloSling(TM) Fascia product line, used in surgery to correct female incontinence. The AlloSling product line includes UroMed's proprietary Access(TM) instruments, recently cleared for marketing by the FDA, for use in conjunction with the AlloSling material during surgical procedures.
      The Company commenced sales of its AlloSling product line in the fourth quarter of 1998.

      During the first quarter of 1998, the Company signed an agreement with BEBIG GmbH for the exclusive right to market BEBIG's Iodine-125 ("I-125") seeds for prostate brachytherapy treatment in North and South America, and non-exclusive rights in other parts of the world. Prostate cancer brachytherapy is a minimally-invasive procedure in which small radiation sources, or "seeds", are implanted into the prostate to treat localized cancer. According to terms of the agreement, BEBIG will design and build an automated manufacturing line, based on its proprietary technology, at its facility in Berlin, Germany. This licensing agreement calls for a commitment by UroMed of approximately $1.75 million, which is expected to be paid in 1998 and early 1999, and which will be used to support construction of a related production line and partially as an advance payment against future I-125 seed purchases. Milestone payments of approximately $0.7 million have been made in connection with this agreement through November 13, 1998. The Iodine I-125 seeds are expected to be commercially available in the United States in early to mid-1999. The Company recently introduced a product line of insertion needles used as introducers for radioactive brachytheryapy seeds. The Company obtains the needles from a third-party supplier and they became commercially available during the fourth quarter of 1998.


      As a result of the BEBIG agreement, the Company will be able to pursue as its core operating focus two significant treatment segments for prostate cancer: nerve-sparing prostatectomy, via the CaverMap Surgical Aid, and brachytherapy, via the Iodine-125 seeds.


      Office-Based Continence Care Products

      During the first quarter of 1998, the Company received FDA marketing clearance for over-the-counter use of its Impress Softpatch. The Company believes that the best vehicle for capitalizing on both the over-the-counter and prescription marketplaces is in partnership or partnerships with larger, more established companies. Therefore, the Company is currently pursuing such partnership(s), and has decided not to incur Impress launch costs until such partnership(s) are in place.

      In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK"), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL Bladder Neck Support Prosthesis in Japan. The agreement has a term of three years.


      Breast Cancer

      The BreastCheck technology is an investigational technology and must receive FDA approval. The Company anticipates seeking this approval through the form of Pre-Market Approval ("PMA"). The Company will continue its piloting of studies on the performance of this technology for professional as well as consumer use. Additional formal clinical trials are currently slated to begin in 1999, and this technology may be available in the U.S. in 2000, if and only if, FDA approval is obtained within that time frame. No assurances can be made that the Company will be successful in obtaining FDA approval for this product, or as to the timing of such approval.



      Results of Operations


      Revenues

      The Company's revenues for the third quarter of 1998 increased 545% to $0.27 million as compared to $0.05 million in the third quarter of 1997, and for the first nine months of 1998 decreased 1% to $0.45 million as compared to $0.46 million for the first nine months of 1997. The increase in the third quarter of 1998 is a result of sales of new product offerings, including the CaverMap Surgical Aid, and sales of the Company's Introl product to JJMKK. The decrease for the nine months ended September 30, 1998 is primarily the result of the recognition of deferred revenue from European distributorship agreements in 1997 and there being no such revenue in 1998.


      Cost and Expenses

      Cost of revenues for third quarter of 1998 decreased 33% to $0.81 million as compared to $1.21 million in the third quarter of 1997, and for the first nine months of 1998 decreased 11% to $2.8 million as compared to $3.1 million for the first nine months of 1997. The decrease in the third quarter of 1998 is predominantly a result of decreased manufacturing engineering costs due to a reduced headcount resulting from the first quarter of 1998 restructuring. The decrease in the first nine months of 1998 compared to the first nine months of 1997 is mainly due to decreased manufacturing engineering costs partially offset by 1997 inventory reserve provisions exceeding those in 1998. The Company anticipates an increasing cost of revenues over the next two quarters related to expected increases in product shipments. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory. There can be no assurance that the Company will ever realize sufficient production volumes or otherwise reduce its manufacturing costs in order to raise gross margins.

      Research and development expenses for the third quarter of 1998 decreased 69% to $1.1 million as compared to $3.5 million for the third quarter of 1997, and for the first nine months of 1998 decreased 52% to $4.4 million as compared to $9.2 million for the first nine months of 1997. The decreases are the result of the decreased level of expenditures incurred in 1998 on Impress Softpatch activities, product line acquisition costs and clinical and regulatory efforts. The Company anticipates similar levels in research and development expenditures in the fourth quarter of 1998 and the first quarter of 1999, as compared to the third quarter of 1998.

      Marketing and sales expenses for the third quarter of 1998 decreased 74% to $0.7 million as compared to $2.8 million in the third quarter of 1997, and for the first nine months of 1998 decreased 66% to $3.6 million as compared to $10.8 million for the first nine months of 1997. These decreases were predominantly the result of the high level of advertising and public relations expenses incurred during 1997 in connection with the Reliance Insert and other office-based continence care products. There have been insignificant levels of such expenses incurred during 1998. Marketing and sales expenses are expected to remain at similar levels in the fourth quarter of 1998 and the first quarter of 1999, as compared to the third quarter of 1998.

      General and administrative expenses for the third quarter of 1998 decreased 39% to $0.7 million as compared to $1.1 million for the third quarter of 1997, and for the first nine months of 1998 decreased 30% to $2.6 million as compared to $3.7 million for the first nine months of 1997. These decreases were mainly due to decreased headcount, and decreased systems and consulting expenses. General and administrative expenses are expected to remain at similar levels in the fourth quarter of 1998 and the first quarter of 1999, as compared to the third quarter of 1998.


      Restructuring

      During the first quarter of 1998, the Company recorded a charge of $1.0 million for the restructuring of its operations to increase its emphasis on its hospital-based sales efforts and to decrease its investment in the consumer-oriented continence care business, which the Company believes will be best approached through utilizing marketing partners. This charge included $579,000 of employee termination benefits and $445,000 of costs to exit certain leased facilities. The $579,000 cost for employee termination benefits included the reduction of approximately 40 people from all functions of the Company. Costs to exit certain leased facilities included $138,000 of fixed assets written off. As of September 30, 1998, actual cash expenditures of $395,000 were made for employee termination benefits and $217,000 for costs to exit certain leased facilities. The remaining restructuring accrual at September 30, 1998 is $274,000. Cash expenses of approximately $210,000 are to be paid out against this accrual over the next twelve months and the remaining $64,000, pertaining to costs to exit certain leased facilities, are expected to be paid out evenly over the subsequent three years.


      Interest income and interest expense

      Interest income for the third quarter of 1998 decreased 35% to $0.7 million as compared to $1.1 million in the third quarter of 1997, and for the first nine months of 1998 decreased 33% to $2.4 million as compared to $3.6 million for the first nine months of 1997. The decreases are due to decreased balances of interest-bearing cash equivalents and short-term investments.

      Interest expense in the third quarter of 1998 decreased 5% to $1.1 million as compared to $1.1 million in the third quarter of 1997, and for the first nine months of 1998 decreased 2% to $3.3 million as compared to $3.4 million in the first nine months of 1997. The decreases are the result of the reduction in interest expense on the $8.3 million principal of 6% Convertible Subordinated Notes (the "Notes") repurchased during the third quarter of 1998. As a result of the repurchase of $34.5 million in principal of the Notes in October, the Company expects interest income and interest expense to be significantly reduced in future quarters.

     Extraordinary Gain on Early Retirement of Debt

     On August 19, 1998 and August 28, 1998, the Company repurchased $5.3 million and $3.0 million, respectively, in prinicipal of Notes.
     These repurchases occurred in unsolicited open market transactions with persons who were not affiliates of the Company for purchase prices of $2.2 million and $1.2 million respectively. The August 19, 1998 repurchase of $5.3 million principal amount of Notes was made at a purchase price of $390 per $1,000 principal amount of Notes, plus accrued and unpaid interest from April 15, 1998 through the repurchase date, and the August 28, 1998 repurchase of $3.0 principal amount of Notes was made at a purchase price of $380 per $1,000 principal amount of Notes, plus accrued and unpaid interest from April 15, 1998 through the repurchase date.



      Liquidity and Capital Resources

      Cash and short-term investments totaled approximately $46.7 million at September 30, 1998 compared to $65.0 million at December 31, 1997. At September 30, 1998, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

      Net cash used in operating activities of $13.9 million during the nine months ended September 30, 1998 was primarily the result of the net loss for the period.

      Net cash provided by investing activities was $17.4 million during the nine months ended September 30, 1998. Short-term investments decreased by $17.9 million due to a shift into cash and cash equivalents and cash used for operating expenses. In addition, the Company made $0.5 million of fixed asset purchases during the period.

      Net cash used by financing activities was $3.9 million during the nine months ended September 30, 1998 primarily as a result of the repurchase of Notes and Common stock.

      In October 1996, the Company sold $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). The Notes are convertible at any time into shares of common stock of the Company at a conversion price of $66.41 per share, which is adjusted for the reverse stock split in May 1998. Interest on the Notes is payable each April and October, unless previously converted or repurchased. The Notes are redeemable at the option of the Company on or after October 1999 at specified redemption prices, initially 103.429% of the principal amount plus accrued and unpaid interest at the redemption date.

      On September 23, 1998 the Company announced a commencement of an offer (the "Offer") to purchase up to $40.0 million aggregate principal amount of its Notes. The purchase price in the Offer per $1,000 principal amount was $450, plus all accrued and unpaid interest. On October 22, 1998, the Company completed the Offer and purchased $34.9 million principal amount of the Notes which was the total principal amount of the Notes tendered by noteholders.

      In June 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified, that given its net worth, the Company was not in compliance with the market capitalization requirements for the continued listing of its Common Stock on the Nasdaq National Market and requested that the Company provide additional information to enable Nasdaq to evaluate the Company's financial condition. In October 1998, the Company moved from the Nasdaq National Market to the Nasdaq SmallCap Market via a temporary exception from the Net Tangible Assets requirement of the Nasdaq Stock Market listing. In November 1998, Nasdaq informed the Company that it had demonstrated compliance with the Nasdaq SmallCap Market listing standards and accordingly would continue to be listed on the Nasdaq SmallCap Market.

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

      The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares, which is approximately 20% of the outstanding Common Stock, from time to time, subject to prevailing market conditions. In addition to the Repurchase Program, the Company is considering from time to time repurchasing some of its Notes. The Company intends to complete the Repurchase Program within one year depending upon a variety of factors including market conditions. Purchases pursuant to the Repurchase Program and any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. As of September 30, 1998, the Company had repurchased approximately 187,000 shares of its Common stock for $0.5 million as part of the Repurchase Program.

      The Company believes that available cash, cash equivalents and short term investments will be sufficient to meet the Company's operating expenses and capital requirements for the foreseeable future. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to, development of the Company's marketing capability, market acceptance of the BEACON Technology system and AlloSling surgical line and the CaverMap Surgical Aid, development and launch of the Company's I-125 seed (not yet FDA-cleared for marketing, development of the Company's Impress Softpatch partnership(s), the development status of other potential products, including but not limited to the BreastCheck, BreastExam and the BreastView devices, potential acquisitions and other potential strategic product opportunities. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

     The Company has identified its Year 2000 risk in three categories: internal business software; imbedded chip technology; and external non-compliance by significant suppliers and service providers.

     INTERNAL BUSINESS SOFTWARE. During 1996 the Company purchased an Enterprise Resource Planning System ("ERP System") which was Year 2000 compliant. The ERP system provides for significantly all of the Company's internal accounting, business management, and planning needs. The total hardware, software, installation and testing cost of the ERP system was approximately $1.2 million which has been spent to date. The Company does not anticipate incurring significant additional costs for further testing and compliance activities. Given that its internal business software is Year 2000 compliant, the Company does not have a contingency plan in place.

     IMBEDDED CHIP TECHNOLOGY. At this time, most of the Company products are manufactured by outside suppliers and, as such, the Company has limited manufacturing activities. The Company does not rely materially on imbedded chip technology in its manufacturing processes and therefore does not anticipate that Year 2000 issues will significantly affect its ability to manufacture finished goods.

     At this time, the Company believes that it will not encounter significant operational difficulties from the effect of a Year 2000 issue arising from its imbedded chip technology. Accordingly, based on these expectations, the Company does not have a contingency plan to address material Year 2000 issues. If significant Year 2000 issues arise, there can be no assurance that the Company will be able to develop and implement a contingency plan in a timely manner and, if not, the Company's operations could be adversely effected.

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS.
     The Company has identified all of its significant suppliers and service providers to determine the extent to which the Company's business is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers include those that supply the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the BEBIG Iodine I-125 seeds, the BEACON Technology System, AlloSling incontinence surgical products, and the INTROL Bladder Neck Support Prosthesis. At this time, the Company has begun the process of contacting its significant suppliers (including those that supply its products) and service providers concerning their successful completion of Year 2000 compliance tesing or indication that they were working toward achieving Year 2000 compliance. Based upon the results of these inquiries and to the extent that responses to Year 2000 readiness responses are unsatisfactory, the Company intends to develop contingency plans. There can be no assurance that all significant suppliers and service providers will successfully complete their Year 2000 compliance, that the Company's contingency plans could replace those noncompliant suppliers or service providers (including those that supply its products) with suppliers or service providers that are Year 2000 compliant, or that these Year 2000 issues would not have a material adverse effect on the Company.

      Forward-Looking Statements and Associated Risks

      Certain statements contained in this Quarterly Report may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the Impress Softpatch, the INTROL Bladder Neck Support Prosthesis, the BEACON Technology System surgical line, the CaverMap Surgical Aid, the AlloSling product line, Bebig I-125 seeds and brachytherapy seed insertion needles, including the timing and extent of initial or other sales, (ii) consumer acceptance of the use of the Impress Softpatch and the INTROL Bladder Neck Support Prosthesis as strategies for the self-care of urinary incontinence and the size and accessibility of the Company's target markets, (iii) the Company's expectations regarding its research and development and in-licensing activities, including but not limited to the BreastCheck, BreastExam and BreastView devices, (iv) the timing related to the commencement of marketing activities for the commercial launches of the BreastCheck, BreastExam and BreastView devices, Impress Softpatch, BEACON Technology System, the CaverMap Surgical Aid, the AlloSling product line, Bebig I-125 seeds and brachytherapy seed insertion needles, (v) the timing related to regulatory clearance for the BreastCheck and BreastExam devices, (vi) the Company's planned uses for its cash and other liquid resources, including repurchases of Common Stock and Convertible Notes,
      (vii) the Company's expectations regarding its 1998 restructuring, included anticipated cost savings and (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27    Financial Data Schedule


         (b)  Reports on Form 8-K

              (1) On October 23, 1998 the Company filed a current report on
                  Form 8-K as requested by Nasdaq to demonstrate compliance with continued listing requirements of the Nasdaq SmallCap Market.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: November 16, 1998                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: November 16, 1998                /s/ Paul J. Murphy
                --------------              -----------------------------------
                                             Paul J. Murphy, Treasurer and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)