Form 10-K
period 1998-12-31
UROMED CORP
filed 1999-04-01
CIK 917821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-K Annual report pursuant to Section 13 of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended: December 31, 1998
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

                                 (781) 762-2080
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None

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

                Yes       X                       No    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 10, 1999, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $6,293,208 based on 4,195,472 shares held by such non-affiliates at the closing price of a share of Common Stock of $1.50 as reported on the Nasdaq SmallCap Market on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 988,022 shares of the 5,183,494 shares of Common Stock outstanding on such date. On March 10,1999, the registrant had outstanding a total of 5,183,494 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Special Meeting of Stockholders to be held on May 20, 1999 to be filed with the Securities and Exchange Commission on or prior to April 30, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 1999 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                               UROMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K

Table of Contents



Item                                                               Page
                                    Part I

1    Business                                                        3
2    Properties                                                     16
3    Legal Proceedings                                              16
4    Submission of Matters to a Vote of Security Holders            16

                                    Part II

5    Market For Registrant's Common Stock
      and Related Stockholder Matters                               17
6    Selected Financial Data                                        18
7    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 20
8    Financial Statements and Supplementary Data                    25
9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           45

                                    Part III

10    Directors and Executive Officers of the Registrant            45
11    Executive Compensation                                        45
12    Security Ownership of Certain
       Beneficial Owners and Management                             46
13    Certain Relationships and Related Transactions                46

                                    Part IV

14    Exhibits and Financial Statement Schedules                    47


     CaverMap(TM), Symmetra (TM) I-125 seeds, AlloSling(TM) ,BEACON Technology System(TM), Impress(TM), INTROL(R), Reliance(R), PelvicFlex (TM), BreastExam(TM), BreastCheck(TM) and BreastView(TM) are trademarks and registered trademarks of UroMed Corporation. All other trademarks and trade names referred to in this report are the property of their respective owners.

PART I

Item 1.  Business

General

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra Iodine-125 ("I-125")
radioactive seeds, not yet cleared by the United States Food and Drug Administration ("FDA"), used in a brachytherpay procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and minimally invasive incontinence surgical products. In addition to its current portfolio of products, the Company has also developed incontinence products including the FDA-cleared Impress Softpatch, and certain product technology in the market for breast cancer screening. The Company is in the process of evaluating how best to capitalize on these potential product opportunities via partnerships, divestments,and/or spinoffs, if possible. UroMed also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     The  CaverMap  Surgical  Aid is an  innovative  new product in the field of urological surgery. The CaverMap Surgical Aid is used in radical prostatectomies, or surgical removal of the prostate, to assist the physician in locating and avoiding nerves. If the physician avoids cutting nerves, certain adverse side effects such as impotence and incontinence may be avoided. The Company believes that, because of the highly proprietary nature of CaverMap, it is uniquely positioned to offer physicians the opportunity to optimize both surgical and brachytherapy for prostate cancer treatment.

     The Symmetra I-125 seed is a proprietary Iodine-125 permanent seed implant designed to be similar to the market leading prostate seed implant in dosimetry, outer dimensions and biocompatibility. UroMed's manufacturing partner in the brachytherapy seed business is Bebig Isotopentechnik und Umweltdiagnostik GmbH of Berlin, Germany ("Bebig"). Under UroMed's agreement with Bebig, Bebig is to develop an effective brachytherapy implant. UroMed will have an exclusive license to market and distribute the Bebig implant in the Western hemisphere and non-exclusive rights elsewhere in the world.

     The Company also hopes to leverage its relationship with the urologic surgical community by offering surgical devices to correct urinary incontinence. At the core of the Company's product line in this area is a strip of cadaveric fascia marketed as the "AlloSling" product line. These products can be used by the same physician and hospital groups whom UroMed will be serving with its family of prostate cancer intervention products.


Markets

A.  Prostate Cancer

     UroMed is positioned to address the needs of the prostate cancer market by reason of its two complementary product offerings: the CaverMap Surgical Aid, used to map and monitor the cavernosal nerves during a radical prostatectomy, and the Symmetra I-125 seeds, used in a brachytherapy procedure to treat localized prostate cancer. UroMed has a distinctive approach in focusing its efforts on prostate cancer with product offerings addressing the two largest therapeutic segments of market for prostate cancer treatments.

     Prostate cancer is the most frequently diagnosed cancer in American males. The wide-spread adoption of prostate-specific antigen ("PSA") testing is largely responsible for an increase in the age-adjusted incidence of prostate cancer over the past decade.

     Until recently, the American Cancer Society and other health organizations predicted a continued rise in prostate cancer incidence in the U.S., with predictions of the number of annual cases as high as 300,000 to 350,000 by the year 2000. However, the incidence rate peaked in 1992 at 191 per 100,000 and declined each year from 1993 through 1995. This decrease in incidence rate is believed to be due to the "cull" effect associated with the advent of the PSA test. A significant improvement in the sensitivity of a diagnostic test generally leads to an increased number of detected cases of the disease that the test is designed to detect. Once these cases clear the system, rates generally fall back down to a level similar to that seen before the improved test. That appears to be the case with the PSA test and the incidence rate of prostate cancer. The American Cancer Society now estimates there will be 185,000 new cases in the U.S. during 1998. Prostate cancer can be fatal if not treated early and comprehensively. In 1998, an estimated 39,200 Americans died from the disease.

     Decisions about which treatment to pursue are made by the patient and the physician, usually a urologist, based on the localization of the cancer, the age and overall health of the patient, and risks and benefits ascribed to each treatment protocol. When cancer has spread beyond the prostate, the patient is usually guided toward chemotherapy and radiation therapy. For those with localized cancer of the prostate, about 60% of those diagnosed, the treatment options include:
     o Radical Prostatectomy: the surgical removal of the prostate and some of the surrounding tissue. Impotence and urinary incontinence are potential complications
     o External Beam Radiation Therapy: the use of high-energy x-rays to kill cancer cells and shrink tumors. Radiation is administered from machines outside the body. Requires daily visits for a period of 6-8 weeks. Impotence and incontinence occur slightly less often than after Radical Prostatectomy surgery, but damage to the rectum is a potential complication
     o Brachytherapy Radiation Therapy: an alternative method of radiation treatment, where sealed sources of various radioisotopes are implanted in the prostate to kill the cancer cells during a one and one-half hour outpatient procedure. This procedure is discussed in more detail below.
     o Watchful Waiting: careful observation without further immediate treatment. This is considered an appropriate option for men who have less aggressive tumors, are older than 70, or have significant co-existing illnesses.
     o Hormone Therapy: manipulating hormone levels to inhibit cell growth. To cause cancer cells to shrink, patients may be given LHRH-agonists, which decrease the amount of testosterone in the body, or antiandrogens, which block the activity of testosterone. These drugs are often used to shrink the size of the prostate gland in preparation for additional therapies such as brachytherapy or surgery.
     o Other Treatment Options: include cryoablation, and other experimental procedures.

     Each of these options has advantages and disadvantages. In recent years, patient demand has fueled very high growth in rates of prostate brachytherapy, even though the total number of new prostate cancer cases has decreased. The two treatment options that the Company is focused on are:

1.  Brachytherapy

     The permanent implant brachytherapy procedure involves the permanent placement of 65 to 120 tiny pellets or "seeds" containing radioactive material into the prostate surgically. A therapeutic dose of radiation is delivered locally to the tumor and prostate tissue, while minimizing radiation dosage to the surrounding tissues. Some brachytherapy treatments are complemented with external beam radiation therapy ("EBRT"). The concept of using small radiation sources to treat cancer was introduced about a century ago, but it beganto show promise for treating prostate cancer only in the last decade.

     The permanent brachytherapy implant procedure has been growing significantly. The procedure provides patients with a minimally-invasive alternative to surgical removal of the prostate or EBRT, both of which may have higher costs and higher rates of complication, including incontinence and impotence.

     The Company expects that almost 29,000 brachytherapy procedures will be performed in the U.S. in 1998, accounting for 26% of all therapy for localized (treatable) prostate cancer. We believe that the number of procedures utilizing this therapy will continue to grow.




2.  Radical Prostatectomy

     At present, nerve-sparing radical prostatectomies ("NSRP") comprises up 50-75% of all radical prostatectomies performed. In 100 hospitals that are performing more than 100 prostatectomies annually, over 11,000 radical prostatectomies were performed last year. Of those, 8,400, or approximately 75%, were NSRP.

     Radical prostatectomy is considered to be the preferred treatment for patients with localized prostate cancer, and it offers patients the greatest chance for long term survival. Excellent cure rates have been obtained with radical prostatectomy in patients with localized tumors. However, many patients refuse the radical prostatectomy surgical option because of fears of potential complications, including erectile dysfunction and urinary incontinence.

     The most common cause for erectile dysfunction after radical prostatectomy is intra-operative injury to the neurovascular bundles and nerve branches. These nerve structures are susceptible to injury at several points during the surgical procedure, when they are pulled, stretched, transected or possibly excised.

     Dr. Patrick C. Walsh, of Bradys Urology Institute of Johns Hopkins is credited with developing and introducing a modified approach to the traditional radical prostatectomy. His modified surgical approach reduced overall morbidity associated with the operation by making it possible to spare the cavernosal neurovascular bundles responsible for erectile function in most patients. In patients with localized prostate cancer, NSRP has been shown to provide effective cancer control with a minimal occurrence of associated complications.

     The reported incidence rate of erectile dysfunction after NSRP ranges from 42 to 73%. This wide range is likely due to variations in the skill of the surgeon, challenging anatomy, and the patient/physician post-surgical reporting process. Physicians and patients consider erectile dysfunction as a significant complication in determining the most appropriate course of treatment for their disease.

     Erectile dysfunction is no longer a "behind closed doors" discussion subject. It has become a major discussion topic of the American public, and is widely recognized as a problem with drastic affects on quality of life. The introduction of Viagra has helped to bring the discussion of erectile dysfunction into mainstream daily conversation. Hundreds of thousands of patients, who previously did not discuss their impotence problems are now seeking relief from erectile dysfunction with Viagra. As a result of Viagra, physician visits are increasing and it is estimated that PSA testing could increase as a result. The Company believes the general awareness level of Viagra will drive patients to be more aware of erectile dysfunction and potentially enhance nerve sparing procedure volume over time.


B.  Related Markets

     The first area in which the Company developed customer relationships in the urologic community to is urinary incontinence ("UI"). The Company has elected to enter the UI surgical market with its AlloSling cadaveric fascia oriented product line.

     Of the approximately 13 million UI sufferers in the United States, the Company estimates that approximately 11 million are women. The Company believes, based on its market research, that each year 3.5 to 4 million women in the United States discuss their UI disorder with a gynecologist, urologist or urogynecologist. Physicians currently deal with incontinence by following a program of therapy that corresponds to the severity of the condition and the physician's familiarity with available treatment methods.

     Surgery is more appropriate for stress incontinence than for urge or mixed incontinence. Surgeries of this nature are delicate and complicated procedures in which the outcome depends on a number of factors, including the degree of the pathology and the operating physician's experience.

     Sling procedures, which is the market for the Company's AlloSling product line, involve lifting and supporting the bladder neck with a sling, which provides urethral support and compression. The sling is placed at the proximal urethra under the urethrovesical junction, and is anchored to the retropubic or abdominal structures by utilizing suspending sutures or by utilizing anchors in the pelvic bone.

     A significant shift to the sling procedure is rapidly occurring in the urologic surgical marketplace. Sling procedures now represent 40% of the total female incontinence procedure market and will continue to grow. The justifications for the market shift to the sling procedure are as follows:

     o  Long  term  data  indicates  that  the  traditional   needle  suspension
     procedures have less than acceptable long term success rates.

     o New guidelines by the American Urological Association ("AUA")indicate that the sling or retropubic urethropexy procedure should immediately be adopted by the urological community.

     o The sling procedure, similar to the needle suspension, is a less invasive and a less time consuming surgical procedure than the alternative retropubic urethropexy and therefore very attractive to the urology community.

     o Leaders in the urology field are quickly adopting, lecturing, and publishing on the sub-urethral sling procedure.




Products


A .  Symmetra I-125 Seeds

     The UroMed seed entry ("Symmetra") is a proprietary I-125 permanent radioactive seed implant. The Symmetra I-125 seed was designed to meet or exceed established radioactive standards for sealed radioactive sources.

     UroMed entered into agreements with Bebig and Isotope Products Laboratories Inc. of Burbank, California ("IPL") in March of 1998 as a means of entering into the brachytherapy business. Under the terms and conditions of the Company's agreement with Bebig, Bebig will develop a brachytherapy implant to which UroMed will have an exclusive license to market and distribute in the Western hemisphere (and non-exclusive rights elsewhere in the world) for a period of six and one-half years from the date Bebig is first capable of producing the implant.

     The Company is currently developing with Bebig the capability to ship product directly from Bebig to customers in the U.S., and to warehouse and distribute seeds from a single distribution point in the U.S.

     The Company's Symmetra I-125 seed has not yet been cleared for sale by the FDA or other appropriate authorities.


B . UroMed Prostate Seeding Needles

     The Company offers introducer needles for brachytherapy use. These needles were commercially available beginning in the fourth quarter of 1998.


C . CaverMap Surgical Aid

     The CaverMap Surgical Aid was cleared by the FDA for marketing in the United States in November 1997. The Company began commercial selling efforts for this product during the second quarter of 1998.

     The CaverMap Surgical Aid is a new product in the field of urologic surgery. This product is the first tool of its kind, developed to address the surgical needs of the physician during the "nerve location and sparing" segment of the radical prostatectomy. Advances in nerve stimulation techniques coupled with real-time feedback tumescence monitoring developed by UroMed can assist the physician in the identification, mapping and preservation of the neurovascular bundles during NSRP. The system consists of a control unit, reusable probe handle, disposable probe tip, disposable tumescence sensor and related patient and ground leads. The CaverMap Surgical Aid is used intraoperatively during the procedure by the physician to stimulate the cavernosal nerves and measure minute changes in tumescence of the penis. The physician uses the device to map the course of the nerves and then uses this information to aid his dissection plan. If the physician can perform the dissection without damage to the cavernosal nerves, it is theorized that post-operative potency rates will improve.

     Two clinical studies have been undertaken to evaluate the CaverMap device. A single-center clinical study was undertaken by Dr. Laurence Klotz of Sunnybrook Health Science Centre in Toronto, Canada to determine the feasibility of using intraoperative nerve stimulation and real time penile tumescence monitoring to guide the physician's dissection during NSRP. Erectile function prior to surgery and during a one year period following surgery was assessed by patient self-reporting. Nineteen patients who reported erectile function prior to surgery had one-year follow-up data available. A response to nerve stimulation was elicited in seventeen of these nineteen patients. Sixteen of the 17 patients (94%) who demonstrated a response to stimulation during surgery reported recovery of partial or full erectile function during the one year period following surgery. The two patients who showed no response to intra-operative nerve stimulation reported no erectile function following surgery. This experience contrasted sharply with the investigator's prior historical experience of 30% erectile function, leading him to conclude that the use of CaverMap could significantly improve outcomes for patients. No adverse events were reported that related to the use of the device. Dr. Klotz and five other Canadian centers also undertook a multi-center study involving 61 patients undergoing radical prostatectomy for early stage prostate cancer. The CaverMap product was used intraoperatively to help locate the cavernous nerve during "nerve sparing" prostate surgery. Use of the CaverMap Surgical Aid in this multi-center study led to a 30% improvement in "successful" bilateral nerve sparing patients when compared to the control group patients. Many patients have been able to return to a normal life, experiencing minimal complications post-operatively. This preliminary data was presented at the 93rd annual meeting of the American Urological Association meeting on June 2, 1998.




Competition and Market Dynamics

     UroMed's primary competition comes from the major urology companies, namely Mentor, Bard, Johnson & Johnson and Boston Scientific and, to a lesser extent, the smaller urology-focused companies such as Imagyn and Influence. The only non-urology company that competes directly with UroMed is Nycomed-Amersham. Nycomed Amersham was the first company to introduce permanent seed implants for prostate brachytherapy and continues to be the market leader in this market. Amersham is the only supplier of implants that does not have a urology company as a marketing partner.

     Although the Company anticipates additional entries into the brachytherapy seed market given the tremendous growth projected for this market, the number of additional entries may perhaps be limited because the barriers to entry such as the long lead time required for regulatory review, and experience required to design, evaluate, and manufacture a sealed radioactive source of this size in substantial quantities.

     The Company is not aware of any products that directly compete with the CaverMap Surgical Aid. However, competition exists in the form of other treatments and therapies for prostate cancer, as noted in the Prostate Cancer section of "Markets" in this document.


Marketing and Sales

A. Initial Positioning as "Prostate Cancer Leader"; Build on Prostate Cancer
   Base

     UroMed's near term marketing strategy is to position itself as the leader in providing innovative treatment options for prostate cancer with urology department heads and the prostate cancer teams located at the large academic centers and community hospitals treating the vast majority of the prostate cancer patients in the United States. Given the Company's offerings in the largest therapeutic segments of the prostate cancer market, the Company believes that it is able to take a more comprehensive approach to the treatment of prostate cancer than any of its competitors.

     In the longer term, the Company intends to leverage its customer relationships and its core technologies to expand into other interventional therapeutic areas outside of prostate cancer. If such expansion requires distribution outside of the urology/radiation oncology markets, UroMed will intends to gain such distribution through corporate partnerships and strategic alliances.


B. Marketing Strategy

     UroMed is dedicated to establishing itself as a leader in the innovative treatment of prostate cancer with the introduction of the CaverMap device. There are four legs to the Company's marketing strategy for CaverMap: (1) build a strong clinical data base and gain endorsement for the product from leaders in the field of urology as a potential standard of care; (2) establish broader clinical education and experience in favor of the product, (3) generate patient awareness of and demand for the product, and (4) secure favorable reimbursement for use of the device.


Sales Strategy and Organization

     The sales organization currently consists of a number of surgical account managers ("SAM's") and one brachytherapy account manager ("BAM") reporting to the Vice President of Sales and Marketing. The SAM's are currently responsible for selling the CaverMap device, the UroMed Prostate Seeding Needle, and the AlloSling product line. The SAM's are also supplemented in several areas by independent sales agents. The efforts of the SAM's and the independent sales agents are supported by an aggressive effort on the part of the CaverMap product manager and members of the senior management team to call on key accounts.


Research and Development/Business Development

     The Company has developed a three pronged approach to Research and Development/Business Development. Strategically, the Company is focusing on (1) sustaining Research and Development, which includes a focus on supporting the CaverMap device and the Company's other existing products from a technical perspective; (2) future projects (currently slated for the year 2000 or beyond but which may be moved up as resources become available or market needs dictate). (3) opportunistic product licensing opportunities which leverage our growing customer relationships. The Company believes that this focused approach to expanding the UroMed portfolio will position the Company as a leader in prostate cancer therapies.


Manufacturing: Virtual Manufacturing  Strategy

     Currently, all of the UroMed product components are procured from outside vendors with final testing and acceptance occurring at UroMed's facility in Norwood, Massachusetts. All orders for UroMed's products are taken through UroMed's customer service organization and finished products are shipped directly to medical institutions. Two engineers are on-call 24 hours a day to provide technical support for these products.

     Bebig is currently designing and building an automated brachytherapy seed manufacturing line, based on its proprietary technology, at its facility in Berlin, Germany. The production line is designed to have a capacity of up to 500,000 - 1,000,000 Iodine-125 seeds per year


Medical Office-Based Products

     The Company has developed and acquired office-based products and technology in the market for continence care. The Company believes that the best vehicle in capitalizing on these products and technologies is via partnership(s), licenses, divestments, and/or strategic alliances with larger, more established companies. The Company believes that the Impress Softpatch holds the most promise of all of its incontinence products. The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinence patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996. The
Company has since developed an initial commercial manufacturing process for the Impress Softpatch During the second half of 1997, the Company conducted initial consumer tests and market analysis for the Impress Softpatch. Based on the results of these tests, the Company has decided to pursue the potential over-the-counter ("OTC") market for Impress, in addition to the prescription ("Rx") market. UroMed's application for the OTC market for Impress was approved by the FDA in 1998. The Company believes that the best vehicle for capitalizing on both the OTC and Rx marketplaces is in one or more arrangements with larger, more established companies. Therefore, UroMed is currently seeking such arrangements, and has decided not to incur Impress launch costs until such
arrangements are in place.   No assurances can be made that the Company will be
able to locate suitable partners or negotiate and enter into these arrangements.

     During April 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis. The INTROL Bladder Neck Support Prosthesis, cleared for Rx marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in 1997.

     In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK "), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL Bladder Neck Support Prosthesis in Japan. The agreement has a term of three years. The
Company decided to supplement its own sales efforts with INTROL via corporate partnerships.


Breast Cancer

     In October 1997, the Company unveiled a technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. The technology, still in its investigational stage, is the foundation of three products the Company is creating - BreastCheck, BreastExam and BreastView
- which are currently undergoing clinical evaluation. The BreastCheck is a hand-held, battery-operated diagnostic device that assists women in finding suspicious lumps during breast self-examinations. Its sister product, the BreastExam, addresses a similar challenge physicians face during clinical breast examinations. BreastView, currently under development, is a personal computer based visual system designed to enable physicians to further evaluate suspicious breast lumps. Together, these products have the potential to increase the sensitivity of detection at an earlier stage for both women and physicians.

     Research indicates more than 180,000 women will be diagnosed with breast cancer in 1999 and nearly 44,000 women will die from the disease. While breast cancer is not preventable, it is treatable when discovered at an early stage of development. In fact, the survival rate for breast cancer that is treated early is nearly 96%, yet only 58% of all breast cancers are discovered at this stage.

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

     To address these problems, the Company developed the hand-held BreastCheck, a device designed to provide women with a greater comfort level in regular examinations of their breasts and to improve the user's sensitivity for detecting suspicious lumps. While breast self-examinations are universally recommended, many women rely on their doctors for the discovery of lumps or abnormalities. Physicians perform more than 40 million clinical breast exams annually. Currently, there is no method available to document these examinations in an objective manner. The Company has developed BreastVIew Visual Mapping System that provides a PC-based visual system for time-course managements of suspicious breast lumps.

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

     The Company does not intend to proceed with the further commercialization of this breast cancer screening methodology by itself. Instead, the Company intends to leverage this technology by spinning it off to a separate entity backed by third party financing. However, no assurances can be made that the Company will be able to spin off and obtain third party financing for this technology, if possible.


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


Prostate Cancer

     The Company presently holds an exclusive license for two issued United States patents. A third United States patent has been issued for the CaverMap Surgical Aid. The first two United States patents have been licensed from the Brigham and Women's Hospital with exclusive rights to the Company. The third United States patent is held jointly by the Company and Brigham and Women's Hospital. International patent applications are pending as well. The Company believes that the issued patents and allowed claims which cover both method and device are a competitive advantage for the Company. The Company has filed or is in the process of filing additional patents pertaining to the CaverMap Surgical Aid.

     Bebig has filed a patent for their Iodine-125 seed design, which UroMed will market as the Symmetra I-125 seed. Under the terms of its agreement with Bebig, UroMed will have exclusive license rights to market and distribute this seed in the Western hemisphere for a period of six and one-half years from the date Bebig is first capable of producing the seed. UroMed has filed patents pertain to the packaging of its Symmetra seed.


Office-Based Continence Care Products

     The Company holds two United States patents and has two patent application pending with respect to the Impress Softpatch and related products. The issued patents relating to the Impress Softpatch and related products include device claims and expire in the year 2011. The application filed by the Company with respect to the Impress Softpatch and related technology contain both method and device claims.


Breast Cancer

     The Company currently has one issued and seven United States patents pending. relating to its breast cancer products. In addition, during 1997 the Company signed a technology and supply agreement with a manufacturer and developer of sensor arrays and the agreement includes an exclusive license to their four U.S. and numerous foreign patents covering sensor technology and manufacturing. The Company also has additional foreign patent filings pending.


Regulatory

Prostate Cancer

     The Company received regulatory clearance by the FDA in November 1997 to market the CaverMap Surgical Aid in the U.S. The clearance was via a 510(k) application and the pre-clinical and clinical testing included a variety of tests.

     The Company has filed a 510K application for FDA clearance for its Symmetra I-125 seeds. FDA review of this filing is currently in process.


Office-Based Continence Care Products

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


Breast Cancer

     Because there are no devices similar to the BreastCheck product, the Company is required to obtain FDA clearance through the Pre-Market Approval ("PMA") process, which typically is longer the the 510(k) approval process. The Company has had several meetings with representatives from the FDA, and a clinical protocol has been designed. The Company has been granted Expedited Review Status from the FDA for its BreastCheck product. While the Company has completed numerous non-significant risk U.S. clinical trials involving over 800 women, certain formal clinicals are not anticipated to begin until late 1999 or 2000.


Government Regulation

     The CaverMap Surgical Aid, the Symmetra I-125 seeds, the INTROL Bladder Neck Support Prosthesis and the BreastExam, BreastCheck and BreastView devices, as well as certain products currently under development by the Company, are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical and surgical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to FDA-mandated "Quality System Regulation." Generally, Class II devices are those whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new or not substantially equivalent devices introduced after May 28, 1976.

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

     If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed medical device, the manufacturer or distributor will have to seek pre-market approval or reclassification of the device. A PMA, which must prove that a device is safe and effective, must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By regulation, the FDA has 180 days to review a PMA after it has been determined to be fileable. While the FDA has at times responded to PMA's within the allotted time period, PMA reviews more often occur over a longer time period and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing

     If a manufacturer commercializes a medical device, it is required to register with the FDA and to list all of its devices. In addition, any such manufacturer will be subject to inspection on a routine basis for compliance with the FDA's Quality System Regulation. The Company's facility in Norwood, Massachusetts, was registered with the FDA and successfully passed an inspection. The FDA's regulations also require that such manufacturer manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, such manufacturer is required to comply with various FDA requirements for labeling and reporting of adverse reactions, and may be required to meet rules governing product tracking and post-market surveillance.


Employees

     As of December 31, 1998, the Company employed approximately 42 individuals on a permanent basis.

     None of the Company's employees are covered by collective bargaining agreements.




            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherpy seed and introducer needle and the Allosling surgical products, including the timing and extent of initial or other sales, (ii) the timing related to the commencement of marketing activities for the commercial launches of the Symmetra I-125 brachytherapy seeds, (iii) the timing related to final regulatory clearance for the Symmetra I-125 brachytherapy seed (iv) the Company's planned uses for its cash and other liquid resources, (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     - - The uncertainty that the CaverMap Surgical Aid and Symmetra I-125 seeds will gain market acceptance either among physicians in the United States.

     - - The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the CaverMap Surgical Aid and the Symmetra I-125 brachytherapy seed in the United States.

     - - The uncertainty that the Company will be able to develop effective partnerships and/or strategic alliances for its assets and technology as part of its incontinence and breast cancer effort.

     - - The uncertainty of receiving regulatory clearance for the Company's Symmetra I-125 brachytherapy seed.

     - - The Company's dependence on others for raw materials and certain components of its products, including certain materials available only from single sources.

     - - The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Company's products.
     - - The uncertainty as to whether the Company will be able to manufacture, market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

     - - Risks relating to FDA or other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

     - - The uncertainty of the size of the potential markets of the Company's products.

























                                  RISK FACTORS

The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Limited Operating History; History of Losses; Profitability Uncertain

     The Company has experienced significant operating losses since inception and, as of December 31, 1998, had an accumulated deficit of $101.6 million. The Company has never successfully commercialized any of its products. In addition, the development and commercialization by the Company of its products and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize these products. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"), of which $24,756,000 aggregate principal amount was outstanding at December 31, 1998, or to achieve continued profitability. The Company expects its operating losses to increase over the foreseeable future and there can be no assurance that the Company will be profitable in the future or that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Uncertainty of Market Acceptance for the Company's Products

     The CaverMap Surgical Aid, the Symmetra I-125 seeds and the Company's incontinence surgery products will be competing against existing treatments and surgical products in the prostate cancer and urinary incontinence markets, respectively. There can be no assurance of the market acceptance of these products.

Dependence on Few Products

     The Company expects to derive a substantial part of its revenues for the next several years from sales of the CaverMap Surgical Aid and the Symmetra I-125 seeds. The Company's failure to commercialize successfully these products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new properties, or both. Also, the development of any new products may require that such products will be subject to clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful.

Dependence on Others for Components and Raw Materials

     Certain of the raw materials for the manufacture and assembly of the Company's products are available only from single sources and are manufactured by third parties. Interruptions in supplies of raw materials may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices generally. Significant interruption in the supply of raw materials currently used by the Company for its products could have a material adverse effect on the Company's business,financial condition and results of operations.

Lack of Marketing and Sales Experience

     Although the FDA has cleared the CaverMap Surgical Aid in the United States, the Company has sold only limited amounts of this product. The Company has developed a direct marketing and sales group in the United States for its products. However, there can be no assurance that the Company has built an effective sales force, will be able to continue to attract and retain a qualified marketing and sales group in the United States, or can otherwise design and implement an effective marketing and sales strategy for the CaverMap Surgical Aid, the Symmetra I-125 seeds,the urinary incontinence products, or any future product developed by the Company.

Lack of Distribution Experience

     The Company has limited experience in distributing units of its products to its ultimate consumers. In Europe, where nearly all of the sales of the Company's products have been made to date, the Company relied on the distribution systems of third party distributors.

Competition and Technological Advances

     The markets for prostate cancer treatment and incontinence surgery products are highly competitive. The Company's ability to compete in these areas will depend upon the consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing, marketing and distribution capabilities and its ability to attract and retain skilled employees. Certain of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources.

Risks Relating to FDA Oversight and Other Government Regulation

     The facilities at which the Company or its key suppliers manufactures its products, are subject to regulation by the FDA and, in many instances, by comparable agencies in the foreign countries in which these devices are distributed and sold. The process of obtaining regulatory approvals for the marketing and sale of any additional products, or the modification of existing products, by the Company could be costly and time-consuming and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods, impose substantial additional costs and furnish an advantage to competitors who have greater financial resources. Moreover, regulatory approvals for new or modified products, if granted, may include significant limitations on the indicated uses for which a product is marketed. In addition, the extent of potentially adverse governmental regulations that might arise from future legislative, administrative or judicial action cannot be determined. Any material product recall or loss of certification of the Company's manufacturing facility, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to regulation under federal, state and local regulations regarding maintenance of a licensed pharmacy, work place safety, environmental protection and hazardous and controlled substance controls, among others. The Company cannot predict the extent of government regulations or impact of new government regulations which might have an adverse effect on the production and marketing of the Company's products.

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

Concentration of Ownership

     As of December 31, 1998, directors and executive officers of the Company and their affiliates owned approximately 19% of the outstanding Common Stock (including options to purchase Common Stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

     The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

     The future sale of shares of the Company's Common Stock could have an adverse effect on the market price of the Common Stock or the Notes. The Company currently has two effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 1,703,508 shares of Common Stock held by certain current shareholders of the Company. Of these 1,703,508 shares, 1,236,902 shares are covered by a registration statement which was declared effective in October 1995 registering shares of Common Stock held by approximately 73 holders. These shares, representing shares of Common Stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. The remaining 467,005 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 50,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. All of the shares covered by these registration statements are freely tradeable in the open market without volume limitations. As of December 31, 1998 the Company also has options outstanding to purchase an aggregate of 371,158 shares of Common Stock and has an additional 399,608 shares of Common Stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act. As of December 31, 1998, the Company had reserved 372,775 shares of Common Stock for issuance upon conversion of the Notes.

Item 2.  Properties

     The Company currently leases space in two facilities in Massachusetts, one in Norwood and another in Hopkinton. The Norwood lease commenced in 1997 has a five-year term and is for a 9,000 square foot area which occupies all administrative, research and development, marketing and manufacturing staff of the Prostate Cancer group,the Incontinence group and the Corporate administrative staff of the Company. The Hopkinton lease is for a 13,000 square foot area occupied by the clinical, research and development, marketing and administrative staff of the breast cancer screening technology. This lease commenced in 1997 and has a five-year term.

     The Company terminated operating leases at two locations during 1998 as part of its restructuring. The Company occupied a 40,000 square-foot leased facility in Needham, Massachusetts. This lease was set to expire in 2001; however, the Company entered into a lease termination agreement effective March 15, 1999. The Company leased a 9,200 square foot fulfillment center in Nashua, New Hampshire, where the Company's staff pharmacist was located. This lease expired in 1998. As part of the 1998 restructuring, the Company moved its continence care consumer product fulfillment and distribution from Nashua to the Norwood facility.


Item 3.  Legal Proceedings

     The Company is not involved in any material legal proceedings, nor is the property of the Company the subject of any such proceedings.


Item 4.  Submission of Matters to a
Vote of Security Holders.

     During the fourth quarter of the Company's 1998 fiscal year, there were no matters submitted to a vote of the security holders of the Company.

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     UroMed's common stock is traded on the Nasdaq National Market under the symbol URMD. As of December 31, 1998 there were 307 registered holders of the Company's common stock. The Company has not paid dividends on its common stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The following table set forth for the periods indicated are the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.

Year Ended December 31, 1998                           High         Low
- -----------------------------------------------------------------------------

First Quarter                                         $ 20  5/32   $8  1/8
Second Quarter                                          12   ---    4  13/16
Third Quarter                                            5  5/16    1  1/4
Fourth Quarter                                           3  5/8     1  1/8

Year Ended December 31, 1997                           High         Low
- -----------------------------------------------------------------------------
First Quarter                                        $ 48   3/4   $ 31  7/8
Second Quarter                                         39   3/8     11  7/8
Third Quarter                                          34   3/8     14  3/8
Fourth Quarter                                         42   1/2     17  1/2


Item 6.  Selected Financial Data

                              Selected Financial Data

Year Ended December 31,
                     1998         1997          1996         1995         1994
                  ----------  ------------   ----------  ------------  ---------
(in thousands,
except per share
amounts)
Statement of
Operations Data:

Revenues          $   837     $   503         $ 2,622      $ 1,052      $    --
                  ----------  -------------  ------------ ------------ ---------
Cost and expenses:
 Cost of revenues   3,413       4,722           5,110        2,564           --
 Research and
  development       5,367      11,692          37,597(1)     6,821        5,796
 Marketing and
  sales             4,098      13,233           7,276        2,169        1,417
 General and
  administrative    4,175       5,514           2,816        1,898        2,007
 Restructuring      1,704         --              --            --          --
                  ----------  ------------   ----------  ------------  ---------
 Total costs
   and expenses    18,757      35,161          52,799       13,452        9,220
                  ----------  ------------   ----------  ------------  ---------
 Loss from
  operations      (17,920)    (34,658)        (50,177)     (12,400)      (9,220)

Interest (expense)
 income, net       (1,074)         25           2,517        2,688        1,610
                  ----------  ------------   ----------  ------------  ----------
Loss before
 extraordinary
 gain on early
 retirement
 of debt          (18,994)     (34,633)        (47,660)      (9,712)     (7,610)

Extraordinary
 gain on early
 reirement of
 debt              23,273         --              --            --          --
                  ----------  ------------   ----------  ------------  ---------

Net income (loss)   4,279      (34,633)        (47,660)      (9,712)     (7,610)

Excess of
 redemption price
 over carrying
 costs of Series
 A redeemable
 convertible
 preferred stock     --          --              --            --          (383)
                  ----------  ------------   ----------  ------------  ---------


Net loss
 attributable to
 common
 stockholders   $   4,279   $  (34,633)     $  (47,660)   $  (9,712)   $ (7,993)
                 ==========  =============  ===========  ============= =========

Basic and
diluted net
income (loss)
per share  (2)  $    .81    $    (1.30)     $   (1.87)    $    (.46)   $   (.46)
                 ==========  =============  ===========  ============= =========

 Basic and
 diluted
 weighted average
 common shares
 outstanding       5,290         5,316           5,109        4,252       3,504
                 ==========  =============  ===========  ============= =========






















As of December 31,
                      1998       1997          1996         1995         1994
                  ----------  ------------   ----------  ------------  ---------

Balance Sheet
 Data:
   Cash, cash
    equivalents
    and short-term
    investments    $  26,280    $  65,025     $ 101,638    $  60,427   $ 45,704
   Working capital      (466)      60,907        98,013       57,681     44,288
   Total assets       33,606       76,593       110,488       64,264     47,818
   Long-term debt
    and capital
    lease
    obligations       24,756       69,000        69,000          --          12
   Accumulated
    deficit         (101,648)    (105,927)      (71,294)     (23,634)   (13,922)
   Total
    stockholders'
     equity            5,574        1,785        35,952       60,092     45,660

(1) Includes $30.2 million for the acquisition of the Impress Softpatch technology and related expenses. See Note 10 to the Financial Statements.

(2) All net loss per share amounts have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 2 to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



     This  Management's  Discussion  and Analysis  should be read  incorporating
"Forward-Looking   Statements  and  Associated  Risks"  and  "Risk  Factors"  as
displayed in Item 1 of this document
Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds, not yet FDA-cleared, used in a brachytherpay procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and minimally invasive incontinence surgical products. In addition to its current portfolio of products, the Company has also developed incontinence products including the FDA-cleared Impress Softpatch, and certain product technology in the market for breast cancer screening. The Company is in the process of evaluating how best to capitalize on these potential product opportunities via partnerships, divestments,and/or spinoffs, if possible. UroMed also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.


Results of Operations
Years Ended December 31, 1998 and 1997


     The Company's revenues increased by 66% to $0.8 million from $0.5 million for 1998 compared to 1997. The increase is primarily the result of the first two full quarters of sales of the CaverMap Surgical Aid in 1998 and revenue from INTROL Bladder Neck Support Prosthesis via the distribution agreement with Johnson & Johnson Medical K.K. entered into in 1998. 1997 revenues consisted of the recognition of deferred revenue from a portion of the advance payments received upon the signing of certain foreign distribution agreements, which are no longer in place, and small amounts of U.S. sales of the Reliance Insert, the INTROL Bladder Neck Support Prosthesis and the Impress Softpatch. The Company is not actively marketing the Reliance Insert and Impress Softpatch and expects minimal or no sales from these products in 1999.


Cost of Revenues

     Cost of revenues decreased by 28% to $3.4 million from $4.7 million for 1998 as compared to 1997 primarily due to the decreased level of headcount and related expenses as a result of the 1998 restructuring, and a higher level of inventory obsolescence charges in 1997 as compared to 1998. Cost of revenues significantly exceeds product revenue in 1998 and in 1997 due to the current level of variable product costs as well as the Company's related overhead costs relative to the low start-up volume of production in these periods. The Company expects negative or low gross margins for the near term and, accordingly, has considered this in its valuation of inventory.


Research and Development

     Research and development expenses decreased by 54% to $5.4 million from $11.7 million for 1998 as compared to 1997. The decrease is the result of decreased headcount in 1998 as a result of the restructuring, significant 1997 expenses incurred in connection with Impress Softpatch scale-up activities and impairment charges in connection with Reliance Insert manufacturing equipment, and reduced consulting and prototype spending in relation to the breast cancer screeing technology.


Marketing and Sales

     Marketing and sales expenses decreased 69% to $4.1 million from $13.2 million for 1998 as compared to 1997. This decrease was the result of significant 1997 expenditures incurred in connection with the U.S.launch of the Reliance Insert and market analysis for the Impress Softpatch, and the reduced headcount in 1998 as the result of the restructuring.


General and Administrative

     General and administrative expenses decreased by 24% to $4.2 million from $5.5 million for1998 as compared to 1997. The decrease is primarily the result of the decreased headcount and less system and consulting expenditures in 1998.


Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000 representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer- oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of approximately $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which have been terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs include the write-off of approximately $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

     During the fourth quarter of 1998, the Company made certain changes to its restructuring plan and, as a result, an additional charge of $680,000 was
recorded   at  that  time,   representing   additional   facility   exit  costs.
Specifically, the Company decided not to abandon one of the aforementioned facilities slated for closure and, at that same time, committed to abandoning one of the facilities that it had previously expected to keep open. The facility exit costs include the write-off of approximately $500,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the abandonment of the leased facility.

     During the year ended December 31, 1998, the activity in the restructuring liability was as follows (in thousands):

                            Total 1998                              Balance at
                           Restructuring      Cash      Non-Cash    December 31,
                              Charge        Payments     Items         1998
                         --------------   ----------  ----------  ------------

Employee termination
Benefits                   $     579       $    524    $      --      $    55

Asset write-downs                638            --           638           --

Other facility exit costs        487            183           --          304
                          -------------   ----------  ----------  ------------
                           $   1,704       $    707    $     638      $   359
                          =============   ==========  ==========  ============

     The remaining balance of $359,000 at December 31, 1998 is expected to be paid out during the year ended December 31, 1999.

     The annual cost savings resulting from the restructuring actions was approximately $11,000,000.


Interest Income and Interest Expense

     Interest income decreased by 38% to $2.8 million from $4.6 million for 1998 as compared to 1997. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase the Notes (see Note 9 to the Financial Statements).

     Interest expense decreased 14% to $3.9 million from $4.5 million for 1998 as compared to 1997 as a result of the reduction in outstanding convertible Notes due to the repurchases during 1998.


Extraordinary Gain on Early Retirement of Debt

     During 1998, the Company repurchased approximately $44,244,000 in aggregate principal amount of its Notes. Of the total repurchases, $34,924,000 represents Notes repurchased as part of the Company's announced tender offer which was completed on October 22, 1998. The remaining $9,320,000 of Notes repurchased occurred in unsolicited open market transactions with persons who were not affiliates of the Company. The total cost of the Note repurchases was $19,321,000, including accrued and unpaid interest and transaction fees related to the tender offer. These repurchases resulted in an extraordinary gain of $23,273,000 for the year ended December 31, 1998.


Results of Operations
Years Ended December 31, 1997 and 1996


     The Company's revenues decreased by 81% to $0.5 million from $2.6 million for 1997 compared to 1996. The decrease is primarily due to the fact that there were no stocking shipments of the Reliance Insert product to the Company's European distributors during 1997 and that there were decreases in recognition of deferred revenue from a portion of the advance payments received upon signing of the European distribution agreements, partially offset by small amounts of U.S. sales of the Reliance Insert, the INTROL Bladder Neck Support Prosthesis and the Impress Softpatch


Cost of Revenues

     Cost of revenues decreased by 8% to $4.7 million from $5.1 million for 1997 as compared to 1996. The decrease is due to significantly lower variable product cost due to lower product sales in 1997 as compared to 1996, partially offset by the same level of manufacturing-related overhead costs in 1997 as in 1996 and charges in 1997 for the impairment of certain Reliance manufacturing equipment. Cost of revenues significantly exceeds product revenue in 1997 and in 1996 due to the current level of variable product costs as well as the Company's manufacturing-related overhead costs relative to the low start-up volume of production in these periods.


Research and Development

     Research and development expenses decreased by 69% to $11.7 million from $37.6 million for 1997 as compared to 1996. The decrease is primarily due to the 1996 acquisition of technology for the Impress Softpatch (see Note 3 of Notes to the Financial Statements). This was accounted for as purchased in-process research and development and, as a result, the purchase price of $30.0 million and related expenses of $0.2 million were charged to operations in 1996. Without the Impress Softpatch acquisition charge, research and development expenses increased by 58% to $11.7 million for 1997 as compared to $7.4 million for 1996.

     The increase in research and development costs for 1997 compared to 1996, without this Impress Softpatch acquisition charge, was primarily due to increased expenditures on the Impress Softpatch scale-up activities, specific charges in relation to product-line acquisition activity, charges for the impairment of certain Reliance manufacturing equipment and the additional efforts and resources on internal development activities and in-licensing activities, including the BreastCheck breast self-examination device, the physician-use BreastExam, and BreastView devices, and the CaverMap Surgical Aid.


Marketing and Sales

     Marketing and sales expenses increased by 82% to $13.2 million from $7.3 million for 1997 as compared to 1996. This increase was the result of expenditures incurred in connection with the U.S. launch of the Reliance Insert, which began in November 1996 and continued throughout most of 1997. Increases were also a result of the commencement of test marketing activities and market analysis for the Impress Softpatch. Increases relate specifically to costs for marketing and sales personnel, costs to design and conduct advertising and public relations campaigns, sales training and costs in conjunction with marketing activities in the prostate cancer and breast cancer detection areas.


General and Administrative

     General and administrative expenses increased by 96% to $5.5 million from $2.8 million for 1997 as compared to 1996. These increases are primarily due to costs to support the U.S. launch of the Reliance Insert, costs in connection with supporting the internal development activities in the prostate cancer and breast cancer detection areas and increased consulting expenses.


Interest Income and Interest Expense

     Interest income increased by 32% to $4.6 million from $3.5 million for 1997 as compared to 1996. The increase was attributable to the significant increase in the Company's interest-bearing cash and cash equivalents and short-term investments as a result of the issuance of the Company's Notes in October 1996 and higher realized interest rates on invested cash balances in 1997.

     Interest expense increased significantly to $4.5 million from $0.9 million for 1997 as compared to 1996 as a result of the full year of interest in 1997 for the Convertible Notes issued in October 1996.


Liquidity and Capital Resources

     At December 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $26.3 million, a decrease of $38.7 million, or 147%, from $65.0 million at December 31, 1997. At December 31, 1998, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $18.0 million for the year ended December 31, 1998 was primarily a result of the $18.9 million loss before the extraordinary gain on the early retirement of debt and decreases of $2.5 million in accounts payable and accrued expenses, partially offset by depreciation and amortization of $2.1 million, the $1.0 million write-off of the Medworks investment, and non-cash restructuring charges of $0.6 million.

     Net cash provided by investing activities was $37.8 million for the year ended December 31, 1998, primarily as a result of the maturity of short-term investments.

     Net cash used in financing activities was $20.2 million for the year ended December 31, 1998, primarily as a result of the $19.7 million used to repurchase $44.2 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69,000,000 of its 6% Convertible Subordinated Notes.due October 15, 2003 (the "Notes"). During 1998, the Company repurchased approximately $44,244,000 in aggregate principal amount of its Notes. The outstanding principal balance of the Notes at December 31, 1998 is $24,756,000. In March 1999, the Company repurchased approximately $1,400,000 of Notes for approximately $600,000. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of December 31, 1998, the Company has repurchased approximately 187,000 shares of its Common Stock for approximately $500,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the the CaverMap Surgical Aid and the I-125 seed, development of partnerships and alliances for its assets and technology in incontinence and breast cancer. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.


Year 2000

     The Company has identified its Year 2000 risk in three categories: internal business software; imbedded chip technology; and external non-compliance by significant suppliers and service providers.

     INTERNAL BUSINESS SOFTWARE. During 1996, the Company purchased an Enterprise Resource Planning Sytem ("ERP System") which was Year 2000 compliant. The ERP System provides for significantly all of the Company's internal accounting, business management and planning needs. The total hardware, software, installation and testing cost of the ERP System was approximately $1.2 million which has been spent to date. The Company does not anticipate incurring significant additional costs for further testing and compliance activities.
Given that its internal business software is Year 2000 compliant, the Company does not have a contingency plan in place.

     IMBEDDED CHIP TECHNOLOGY. At this time, most of the Company's products are manufactured by outside suppliers and, as such, the Company has limited manufacturing activities. The Compnay does not rely materially on imbedded chip technology in its manufacturing processes and therefore does not anticipate that Year 2000 issues will significantly affect its ability to manufacture finished goods.

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

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS. The Company has identified all of its significant suppliers and service providers to determine the extent to which the Company's business is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers include those that supply the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the Symmetra I-125 seeds, the AlloSling incontinence surgical products, and the INTROL Bladder Neck Support Prosthesis. At this time, the Company has begun the process of contacting its significant suppliers (including those that supply its products) and service providers concerning their successful completion of a Year 2000 compliance testing or indication that they were working toward achieving Year 2000 compliance. At this time, the Company has received notification from some significant suppliers and service providers of their Year 2000 compliance. Based upon the results of the remaining inquiries to significant suppliers and service providers, and to the extent that responses to Year 2000 readiness responses are unsatisfactory, the Company intends to develop a contingency plan. There can be no assurance that all significant suppliers and service providers will successfully complete their Year 2000 compliance, that the Company's contingency plans could replace those noncompliant suppliers or service providers (including those that supply its products) with suppliers or service providers that are Year 2000 compliant, or that these Year 2000 issues would not have a material adverse effect on the Company. The main risks associated with the Year 2000 issue are the uncertainties as to whether the Company's suppliers or service providers can continue to perform to perform their services for the Company uninterrupted by the Year 2000 event. The Company's suppliers and service providers, if they are unable to remediate their Year 2000 issues, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as Federal Express and UPS to deliver goods to customers; accordingly should one or more of these delivery services prove unable to make deliveries as a result of Year 2000 issues, the Company's cash flow and business would be severely affected. Although the state of readiness of the Company's suppliers and service providers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or service providers. Nor can any assurance be given as to the eventual effectiveness of the Company's contingency plans.

     The preceding discussion contains forward-looking statements information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 200 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in underlying assumptions.

Item 8.  Financial Statements and Supplementary Data

Index to the Financial Statements:

                                                                     Page
                                                                    ------
     Report of Independent Accountants................................26
     Balance Sheet at December 31, 1998 and 1997..................... 27
     Statement of Operations for each of the three years
       in the period ended December 31, 1998..........................28
     Statement of Stockholders' Equity for each of the
       three years in the period ended December 31, 1998 .............29-30
     Statement of Cash Flows for each of the three years
       in the period ended December 31, 1998 .........................31
     Notes to the Financial Statements................................33-43


     Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves............44


     All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or footnotes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of UroMed Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UroMed Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 9, 1999

Balance Sheet

December 31,                                               1998         1997

- ------------------------------------------------------------------------------
(in thousands)
  Assets
  Current assets:
     Cash and cash equivalents                          $  11,576    $  12,007
     Short-term investments                                14,704       53,018
     Inventories                                              422          287
     Prepaid expenses and other current assets                864        1,403
                                                          ----------------------
       Total current assets                                27,566       66,715
  Fixed assets, net                                         4,414        6,357
  Other assets                                              1,626        3,521
                                                          ----------------------
                                                        $  33,606    $  76,593
                                                          ======================
  Liabilities and Stockholders' Equity
  Current Liabilities:
     Accounts payable                                   $     250    $   1,197
     Accrued expenses                                       3,026        4,611
                                                          ----------------------
       Total current liabilities                            3,276        5,808
                                                          ----------------------

  Convertible subordinated notes                            24,756       69,000
                                                           ---------------------

  Commitments (Note 15)

  Stockholders' equity:
     Preferred stock, $.01 par value; 500 shares
       authorized; none issued                                --          --
     Common stock, no par value; 10,000 shares
       authorized; 5,367 and 5,341  shares issued,
       5,180 and 5,341 shares outstanding at
       December 31, 1998 and 1997, respectively             107,733     107,646

     Accumulated other comprehensive income                    --            66
     Accumulated deficit                                   (101,648)   (105,927)

                                                          ----------------------

                                                              6,085       1,785

     Common stock held in treasury, 187 shares,
       at cost                                                 (511)        --
                                                          ----------------------
         Total stockholders' equity                          5,574        1,785
                                                         -----------------------
                                                         $  33,606     $ 76,593
                                                        ========================

The accompanying notes are an integral part of the financial statements.


Statement of Operations

Year Ended December 31,                          1998        1997        1996
- -----------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                     $   837      $  503    $   2,622
                                             --------------------------------

Costs and expenses:
   Cost of revenues                             3,413       4,722       5,110
   Research and development                     5,367      11,692      37,597
   Marketing and sales                          4,098      13,233       7,276
   General and administrative                   4,175       5,514       2,816
   Restructuring                                1,704        ---         ---
                                             --------------------------------
     Total costs and expenses                  18,757      35,161      52,799
                                             --------------------------------
Loss from operations                          (17,920)    (34,658)    (50,177)

Interest income                                 2,837       4,558       3,462
Interest expense                               (3,911)     (4,533)       (945)
                                             --------------------------------

Loss before extraordinary gain on early
retirement of debt                            $(18,994)   $(34,633)  $(47,660)

Extraordinary gain on early retirement
of debt                                          23,273       ---         ---
                                             --------------------------------

Net income (loss)                              $  4,279    $(34,633)   $(47,660)
                                              --------------------------------
Other comprehensive income (loss):

Unrealized gain (loss) on investments
available-for-sale                                 (66)          97       (191)
                                             ---------------------------------

Total comprehensive income (loss)              $  4,213    $(34,536)  $(47,851)
                                             =================================


Basic and diluted net income (loss)
per share amounts:

      Loss before extraordinary gain on
      early retirement of debt                $  (3.59)   $ (6.51)   $  (9.35)



      Extraordinary gain on early retirement
      of debt                                     4.40       ---        ---
                                             ---------------------------------
      Net income (loss)                       $   0.81     $ (6.51)  $  (9.35)
                                            ==================================


Basic and diluted weighted average common
shares outstanding                              5,290        5,316      5,109
                                             =================================

The accompanying notes are an integral part of the financial statements.

Statement of Stockholders' Equity






For the Three
Years in the
Period Ended
December 31, 1998
 (in thousands)
                                                                    Common
                                       Other                        Stock
                     Common Stock    Accumulated                    Held
                    Number          Comprehensive  Deferred Accum-   In
                     of   Carrying     Income      Compen-  ulated  Treas-
                    Shares Value       (Loss)      sation   Deficit  ury   Total
Balance, December 31,
 1995                 4,795  $83,839   $160     $(273)   $(23,634)  --  $ 60,092
   Issuance of common
    stock in conn-
    ection with
    acquisition of
    technology          467   23,000     --        --        --     --    23,000
   Issuance of common
    stock options
    for services        --       451     --        --       --      --       451
   Issuance of common
    stock upon
    exercise of stock
    options             25       89      --        --       --      --        89
   Issuance of common
    stock under
    employee stock
    purchase plan        2      113      --        --       --      --       113
   Net unrealized
    loss on
    investments
    available-for-
    sale                --       --    (191)       --       --       --    (191)
   Amortization of
    deferred
    compensation        --       --     --         58       --       --       58
   Net loss             --       --     --         --    (47,660)    -- (47,660)

-----------------------------------------------------------------------------------------
Balance, December 31,
1996                  5,289  107,492    (31)     (215)   (71,294)    --   35,952
   Issuance of
    common stock
    options for
    services            --       65      --        --        --      --       65
   Issuance of
    common stock
    upon exercise
    of stock
    options             41      103      --        --        --      --      103
   Issuance of
    common stock
    under employee
     stock purchase
     plan, net of
     cancellations      11      151      --        --        --      --      151
   Net unrealized
    gain on
    investments
    available-for-
    sale                --       --       97       --        --      --       97
   Amortization of
    deferred
    compensation        --       --       --        50       --      --       50
   Reversal of
    deferred compen-
    sation related
    to employee
    termination         --     (165)      --       165       --      --      --
   Net loss             --       --       --       --    (34,633)    -- (34,633)

--------------------------------------------------------------------------------
Balance, December
 31, 1997            5,341  107,646       66       --   (105,927)    --    1,785











   Repurchase of
    common stock       --        --       --       --        --    (511)   (511)
   Issuance of
    common stock
    options for
    services           --        48       --       --        --      --       48
   Issuance of
    common stock
    upon exercise
    of stock
    options            25        46       --       --        --      --       46
   Issuance of
    common stock
    under employee
    stock purchase
    plan, net of
    cancellations       1        (7)      --       --        --      --      (7)
   Net unrealized
    loss on
    investments
    available-for-
    sale              --         --      (66)      --        --      --     (66)
   Net income         --         --       --       --     4,279      --    4,279
--------------------------------------------------------------------------------
Balance, December
 31, 1998           5,367  $ 107,733    $ --    $  -- $(101,648)  $(511)  $5,574
================================================================================

The accompanying notes are an integral part of the financial statements.

Statement of Cash Flows

Year Ended December 31,                          1998        1997        1996
- ------------------------------------------------------------------------------
(in thousands)
Increase (Decrease) in Cash and Cash
 Equivalents
Cash flows from operating activities:
   Net income (loss)                           $4,279     $(34,633)   $ (47,660)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization              2,151        3,575          867
     Issuance of common stock in connection
      with acquisition of technology              --           --        23,000
     Issuance of common stock and stock
      options for services                         48           65          451
     Extraordinary gain on early retirement
      of debt                                 (23,273)         --            --
     Write-off of investment in Medworks
      Corporation                               1,000          --            --
     Non-cash portion of restructuring charges    638          --            --
     Increases (decreases) resulting from
      changes in assets and liabilities:
        Inventories                              (135)         300         (357)
        Prepaid expenses and other assets        (211)        (79)         (128)
        Accounts payable and accrued expenses  (2,532)         272        1,376
                                              ----------------------------------

         Net cash used in operating
          activities                          (18,035)    (30,500)      (22,451)
                                              ----------------------------------

Cash flows from investing activities:
   Sales (purchases) of short-term
    investments, net                           38,248      3,161        (14,011)
   Purchases of fixed assets                     (554)    (5,525)        (2,647)
   Proceeds from sales of fixed assets             82        --            --
   Investment in Medworks Corporation             --      (1,000)          --
   Decrease in other assets                        37         61             75
                                              ----------------------------------

         Net cash provided by (used in)
          investing activities                 37,813     (3,303)       (16,583)
                                              ----------------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible
    subordinated notes, net of issuance costs     --         --          66,235
   Repurchase of convertible subordinated
    notes                                     (19,737)       --            --
   Repurchase of common stock                    (511)       --            --
   Principal payments on capital lease
    obligations                                   --         --            (12)
   Proceeds from issuance of common stock,
    net of issuance costs                         39        254            202
                                             -----------------------------------

         Net cash provided by (used in)
          financing activities                (20,209)       254        66,425
                                             -----------------------------------

Net (decrease) increase in cash and cash
 equivalents                                    (431)    (33,549)      27,391

Cash and cash equivalents, beginning of year  12,007      45,556       18,165
                                             -----------------------------------

Cash and cash equivalents, end of year      $ 11,576   $  12,007     $ 45,556
                                              ==================================

Supplemental disclosure of cash flow
 information:
   Interest paid                            $  4,114    $  4,140   $         1
                                             ==================================

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1: Nature of Business

     UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and is dedicated to establishing itself as a leader in providing interventional urological products, with a primary emphasis on the treatment of prostate cancer. The Company has also developed and acquired technology in urinary incontinence products and in breast cancer detection.


2: Summary of Significant Accounting Policies

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Operations of the Company are subject to certain risks and uncertainties including, but not limited to, uncertainties related to clinical trials, regulatory approvals, technological uncertainty, uncertainty of future profitability and access to capital, dependence on collaborative relationships and key personnel.

Cash Equivalents and Short-Term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 1998 and 1997, all of the Company's investments are classified as available-for-sale and are reported in the balance sheet at fair value. Any unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income in stockholders' equity. Upon the sale of securities, realized gains and losses are reported in the statement of operations.

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

Major Customers

     During each of the three years ended December 31, 1998, a substantial portion of the Company's revenue has been derived from its distributors. Revenue from the Company's distributor for Japan amounted to 29% of total revenue for the year ended December 31, 1998. Revenue from the Company's distributor for Scandinavia, the United Kingdom and The Netherlands amounted to 75% and 63% for the years ended December 31, 1997 and 1996, respectivley. Revenue from the Company's distributor for Germany amounted to 34% of total revenue for the year ended December 31, 1996.

     Of total revenue reported, 0%, 75% and 43% for the years ended December 31, 1998, 1997 and 1996, respectively, resulted from the recognition of revenue (initially deferred) related to payments received by the Company upon the signing of distribution agreements.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead.

Fixed Assets

     Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated using the straight-line method, over their estimated useful lives or the term of the lease, if shorter. Additions, renewals and betterments are capitalized. Repair and maintenance costs are expensed as incurred.

Financing Costs

     Deferred financing costs, which are included in other assets, are being amortized over the seven-year life of the Company's 6% Convertible Subordinated Notes due October 15, 2003 ("Notes") using the straight-line method, which approximates the interest method. Unamortized costs at December 31, 1998 and 1997 are $680,000 and $2,288,000, respectively. During the year ended December 31, 1998, approximately $1,234,000 of deferred financing costs were written-off in connection with the the early retirement of debt (see Note 9).

Accounting for the Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of such an event or change in circumstances, the Company evaluates a potential impairment of an asset based on estimated future undiscounted cash flows. In the event that future undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying amount of the asset. During the year ended December 31, 1997, the Company recorded an impairment as described in Note 5.

Net Income (Loss) Per Share

     Net income (loss) per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. For purposes of computing diluted earnings per share, the denominator includes both the weighted average shares of outstanding common stock and dilutive potential common stock shares.

     For each of the periods presented, basic and diluted net income (loss) per share are the same due to the antidilutive effect of potential common stock shares. Antidilutive potential common stock excluded from the 1998, 1997 and 1996 computation included 371,438, 344,508 and 309,372 common shares, respectively, issuable upon the exercise of outstanding common stock options, and 372,775, 1,039,078 and 1,039,078 common shares ,respectively, issuable upon the conversion of the Company's Notes.

Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") and follows the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes (see Note 13).

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on net loss for those years.




3 : Investments

Following is a summary of available-for-sale investments, by balance sheet classification:

                                   Amortized     Unrealized
                                     cost      Gains (Losses)   Fair value
- -----------------------------------------------------------------------------
(in thousands)

December 31, 1998:
Cash equivalents:
  U.S. Government obligations       $  2,571       $  --          $  2,571
  Corporate debt obligations           1.004          --             1,004
  Money market funds                   7,719          --             7,719
                                    -------------------------------------------
                                    $ 11,294       $  --          $ 11,294
                                    ===========================================
Short-term investments:
  U.S. Government obligations       $    751        $ --           $    751
  Corporate debt obligations          13,953          --             13,953
                                    -------------------------------------------
                                    $ 14,704        $ --           $ 14,704
                                    ============== ============================
December 31, 1997:
Cash equivalents:
  U.S. Government obligations        $ 1,495        $ --           $  1,495
  Corporate debt Obligations           4,961          --              4,961
  Money market funds                   4,004          --              4,004
                                    -------------------------------------------
                                    $ 10,460       $  --           $ 10,460
                                    ===========================================
Short-term investments:
  U.S. Government obligations       $  3,991       $  6           $   3,997
  Corporate debt obligations          48,961         60              49,021
                                    -------------------------------------------
                                    $ 52,952       $ 66            $ 53,018
                                    ===========================================

     At December 31, 1998, the fair value of short-term investments having contractual maturities of one year or less totaled $13,617,000 and the fair value of short-term investments with contractual maturities greater than one year but less than four years totaled $1,087,000. The proceeds from sales of securities amounted to approximately $16,255,000, $21,098,000, and $15,853,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Gross realized gains and losses on these sales were not significant.







4: Inventories

Inventories consist of the following:

December 31,                      1998    1997
- ----------------------------------------------
(in thousands)
Raw materials                    $ 85     $ 23
Work in process                    22        9
Finished goods                    315      255
- ----------------------------------------------
                                 $422     $287
==============================================







5 : Fixed Assets

Fixed assets consist of the following:

                                Useful Life      December 31,
                                   in Years    1998       1997
- ---------------------------------------------------------------
(in thousands)
Machinery and equipment               3-4     $1,430     $1,617
Computer and office equipment         3-4      1,360      3,105
Leasehold improvements                  7        --         924
Machinery and equipment not
 yet placed in service                 --      3,852      3,789
                                             ------------------
                                               6,642      9,435
Less - Accumulated depreciation
 and amortization                              2,228      3,078
                                             ------------------
                                              $4,414     $6,357
                                             ==================

     During 1997, the Company recorded an impairment loss of $1,455,000 related to automated manufacturing equipment that was used or was intended to be used in production of the Reliance Insert. The loss of $1,455,000 represented the carrying value of the equipment at the time the loss was recorded. The loss has been included in depreciation and amortization expense within the research and development ($900,000) and cost of sales ($555,000) components of the Statement of Operations.

     Depreciation expense for the year ended December 1998, 1997 and 1996 was $1,746,000, $3,129,000 and $727,000,respectively.





6 : Investment in Medworks Corporation

     In August 1997, the Company invested $1,000,000 in the preferred stock of Medworks Corporation of Louisville, KY as part of a license and supply agreement between the Company and Medworks Corporation, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence. This investment was accounted for under the cost method and was included in other assets in the balance sheet at December 31, 1997.

     In December 1998, the license and supply agreement between the Company and Medworks was terminated. In connection with the termination, the Company evaluated the $1,000,000 carrying value of its Medworks investment and concluded that an "other than temporary" decrease in the value of its investment had occurred. Accordingly, the Company wrote-off the carrying value of the investment during the fourth quarter of the year ended December 31, 1998 (included in general and administrative expenses).

     During 1998 and 1997, as part of the license and supply agreement, the Company purchased $155,000 and $311,000 of inventory, respectively, from Medworks Corporation.


7 . Accrued Expenses

Accrued expenses consist of the following:

December 31,                        1998         1997
- -----------------------------------------------------
(in thousands)
Clinical trials                   $  308       $  565
Professional fees                    414          944
Interest                             309          863
Employee-related                     665        1,088
Restructuring                        359           --
Other                                971        1,151
                                ---------------------
                                  $3,026       $4,611
                                =====================




8 : Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000 representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer- oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of approximately $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which have been terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs include the write-off of approximately $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

     During the fourth quarter of 1998, the Company made certain changes to its restructuring plan and, as a result, an additional charge of $680,000 was
recorded   at  that  time,   representing   additional   facility   exit  costs.
Specifically, the Company decided not to abandon one of the aforementioned facilities slated for closure and, at that same time, committed to abandoning one of the facilities that it had previously expected to keep open. The facility exit costs include the write-off of approximately $500,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the abandonment of the leased facility.

     During the year ended December 31, 1998, the activity in the restructuring liability was as follows (in thousands):

                            Total 1998                              Balance at
                           Restructuring      Cash      Non-Cash    December 31,
                              Charge        Payments     Items         1998
                         --------------   ----------  ----------  ------------

Employee termination
Benefits                   $     579       $    524    $      --      $    55

Asset write-downs                638            --           638           --

Other facility exit costs        487            183           --          304
                          -------------   ----------  ----------  ------------
                           $   1,704       $    707    $     638      $   359
                          =============   ==========  ==========  ============


     The remaining balance of $359,000 at December 31, 1998 is expected to be paid out during the year ended December 31, 1999.


9 : Convertible Subordinated Notes

     In October 1996, the Company completed the sale of $69,000,000 of its Notes. The Notes are convertible at any time into shares of common stock of the Company at a conversion price of $66.41 per share, subject to adjustment under certain circumstances. Interest on the Notes is payable each April 15 and October 15 unless previously converted or repurchased. The Notes are redeemable at the option of the Company on or after October 15, 1999, at specified redemption prices, ranging from 100.857% to 103.429% of the face amount per Note plus accrued and unpaid interest to the date of redemption. The Notes are unsecured obligations of the Company and are subordinated to all other Senior Debt (as defined) of the Company.

     During 1998, the Company repurchased approximately $44,244,000 in aggregate principal amount of its Notes. Of the total repurchases, $34,924,000 represents Notes repurchased as part of the Company's announced tender offer which was completed on October 22, 1998. The remaining $9,320,000 of Notes repurchased occurred in unsolicited open market transactions with persons who were not affiliates of the Company. The total cost of the Note repurchases was $19,321,000, including accrued and unpaid interest and transaction fees related to the tender offer. As a result of these repurchases, an extraordinary gain of $23,273,000 was recorded in the Statement of Operations for the year ended December 31, 1998. During March 1999, the Company repurchased approximately $1,400,000 in aggregate principal amount of its Notes for approximately $600,000.


10 : Acquisition of Technology

     In May 1996, the Company acquired all of the incontinence technology of the ASI Liquidating Trust, the successor to Advanced Surgical Intervention, Inc., including the Miniguard(TM) Patch, an FDA-cleared prescription adhesive patch placed externally against the urethral opening to help block leakage in women with mild-to-moderate stress urinary incontinence. The Company purchased the Miniguard Patch technology for $30,000,000, consisting of $7,000,000 in cash and common stock valued at $23,000,000. The acquisition of this incontinence technology was accounted for as purchased in-process research and development and, as a result, the purchase price and related expenses of $2,000,000 were charged to operations in 1996. In 1997, the name Miniguard Patch was changed to Impress Softpatch.(TM)

     As discussed in Note 8, during 1998 the Company restructured its operations and in connection therewith concluded that the best vehicle for capitalizing on the Impress Softpatch product opportunity was a partnership with, and/or sale of the technology to, a large company that has an extensive distribution channel. The Company is currently in pursuit of such arrangement and does not intend to incur product launch costs until such time that an arrangement is in place. At December 31, 1998 there is appoximately $3,900,000 of manufacturing equipment included within fixed assets (see Note 5) that is specific to the Impress Softpatch manufacturing process. At this time, the Company expects to enter into an arrangement during 1999 that would allow it to fully recover its carrying value of the Impress manufacturing equipment.


11: Stockholders' Equity

Preferred Stock

     The Company has authorized 500,000 shares of $.01 par value preferred stock, none of which have been issued at December 31, 1998. Preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may determine. Upon issuance, the preferred stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely affect the holders of the common stock.

Common Stock

     At December 31, 1998, the Company has reserved 399,608 shares of common stock for issuance pursuant to exercise of common stock options granted under the Stock Option Plan, 45,417 shares of common stock for issuance under the Employee Stock Purchase Plan, and 372,775 shares for issuance upon conversion of the Notes.

Common Stock Split

     On May 18, 1998 the Company effected a one-for-five reverse stock split (the "Reverse Stock Split"). All common stock, stock options and per share amounts included in these financial statements have been adjusted to give retroactive effect to the Reverse Stock Split for all years presented.

Treasury Stock

     The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program") whereby the Company is authorized to repurchase up to one million common shares, which represents approximately 19% of the total shares outstanding, from time to time, subject to prevailing market conditions. As of December 31, 1998 the Company has repurchased 187,000 shares of its common stock for $511,000 as part of the Repurchase Program.

Shareholder Rights Plan

     In June 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's outstanding common stock.


12 : Employee Benefit Plans

Stock Option Plan

     On June 7, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") which provides for the granting of either incentive stock options or non-statutory stock options to employees, officers, directors and consultants of the Company. The Plan, as amended, allows for a maximum of 640,000 shares of common stock to be issued.

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

     Under the Plan, non-employee directors of the Company will receive options to purchase 4,000 shares of common stock upon their election to the Board of Directors and, after having served on the Board of Directors for one year, options to purchase 150 shares of common stock on a quarterly basis, up to a maximum of 24 grants. All of these option grants are exercisable over a ten-year period and must have an exercise price equal to the fair market value of the shares on the grant date.

Option activity for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

 Years Ended December 31,
                        1998                  1997                   1996
-------------------------------------------------------------------------------
                      Weighted               Weighted              Weighted
                       average                average               average
                       exercise               exercise              exercise
                  Shares      price     Shares       price     Shares     price
-------------------------------------------------------------------------------

Outstanding at
 beginning of
 period          344,507    $ 21.65    309,371    $ 26.55     253,705     $15.55
   Granted       491,900    $  6.16    184,302    $ 20.70       92,395    $51.25
   Cancelled    (439,499)   $ 19.94   (108,401)   $ 41.10      (12,091)   $32.55
   Exercised     (25,750)   $  1.82   ( 40,765)   $  2.55     ( 24,637)   $ 3.60
                ---------             ---------              ---------
Outstanding at
 end of period   371,158     $ 5.31    344,507    $ 21.65      309,372    $26.55
                =========             =========              ==========
Options
 exercisable
 at end of
 period          103,593     $ 9.82    125,174    $ 14.05      119,686    $ 6.95
                =========             =========              ==========
Weighted average
 fair value of
 options granted
 during the period           $ 2.97                $10.05                 $33.65
                          =========              =========             =========


     At December 31, 1998, options to purchase 28,450 shares of common stock were available for future grants under the Plan.

     In September 1997, March 30, 1998 and December 15, 1998, the Company repriced 31,860, 167,000 and 106,300 , respectively, outstanding common stock options to reflect the current market value per share of common stock. The cancellation and issuance of replacement options is recorded in the option activity above.

























     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                             Options outstanding
- ------------------------------------------------------------------------------
                                                   Weighted
                                                   average           Weighted
                                 Number           remaining           average
Range of exercise prices    outstanding       contractual life    exercise price
- ------------------------------------------------------------------------------
$ .01 to $1.06                   24,020                   4.3            $ 0.44
$1.37 to $1.51                  225,567                   9.1            $ 1.42
$1.94 to $11.00                  97,771                   7.7            $ 9.74
$13.44 to $66.88                 23,800                   6.9            $29.12
                              ---------

Total                           371,158
                              =========


                                             Options exercisable
- ------------------------------------------------------------------------------
                                                                      Weighted
                                                    Number            average
Range of exercise prices                       exercisable        exercise price
- ------------------------------------------------------------------------------
$ .01 to $ 1.06                                     24,020                $ 0.44
$1.37 to $ 1.51                                     18,444                $ 1.42
$1.94 to $11.00                                     42,529                $ 9.10
$13.44 to $66.88                                    18,600                $31.90
                                                   -------

Total                                              103,593
                                                   =======

Fair Value Disclosures

     As discussed in Note 2, the Company follows APB 25 in accounting for awards under its stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:


Year Ended December 31,             1998        1997        1996
- ------------------------------------------------------------------------------
(in thousands, except per share data)
Net income (loss):
 As reported                      $4,279   $(34,633)   $(47,660)
 Pro forma                        $3,554   $(35,477)   $(48,620)

Basic and diluted net income
 (loss) per share:
 As reported                      $ 0.81    $ (6.51)   $ (9.35)
 Pro forma                        $ 0.67    $ (6.65)   $ (9.50)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants for all periods: dividend yield of 0.0%; risk-free interest rates ranging from 5.5% to 6.8%; expected option terms of 0.3 years to 5.8 years in 1996 and 1997, and 2 years to 6 years in 1998; and a volatility of .60 for options granted in 1996 and 1997 and .66 for options granted in 1998.

Employee Stock Purchase Plan

     On May 19, 1995, the Company approved the 1995 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 60,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the year ended December 31, 1998, 10,491 shares were issued under the plan at a range of $1.22 to $4.73 per share. During the year ended December 31, 1997, 10,776 shares were issued under the plan at a range of $14.90 to $15.00 per share. During the year ended December 31, 1996, 2,548 shares were issued under the plan at a range of $41.45 to $59.25 per share.


13 : Income taxes

The components of deferred income tax (expense) benefit are as follows:


Year Ended December 31,                      1998           1997           1996
- ------------------------------------------------------------------------------
(in thousands)
Income tax (expense) benefit:
 Federal                                 $   (980)       $ 11,315      $ 15,497
 State                                       (137)          3,678         4,796
                                         ---------------------------------------
                                           (1,117)         14,993        20,293
Change in deferred tax
 asset valuation allowance                  1,117         (14,993)      (20,293)
                                         ---------------------------------------
                                         $     --       $     --       $    --
                                         =======================================

     No federal or state taxes were payable in any year through December 31, 1998 as a result of losses incurred and the utilization of net operating loss carryforwards.

Deferred tax assets consist of the following:


Year Ended December 31,                                    1998            1997
- ------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
 Purchased research and development                    $ 10,432        $ 11,277
 Deferred research and development
  expenses                                                3,401           3,921
 Accrued expenses                                           943             674
 Depreciation                                             1,316           1,149
 Operating reserves                                         540             476
 Deferred revenue                                            96              --
 Tax credit carryforwards                                 2,683           2,262
 Net operating loss carryforwards                        24,998          25,863
 Other                                                      440             344
                                                       -------------------------
Gross deferred tax assets                                44,849          45,966
Deferred tax asset
 valuation allowance                                    (44,849)        (45,966)
                                                       -------------------------
                                                       $     --        $     --
                                                       =========================






     A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% to net (income) loss follows:


Year Ended December 31,                      1998           1997           1996
- ------------------------------------------------------------------------------
(in thousands)
Net (income) loss at statutory rate        $ (1,498)       $ 11,892     $ 16,681

 State tax (expense) benefit, net of
  federal tax effect                           (264)          2,098        2,988

 Federal and state research
  and development credits                       314             710          292

 Non-qualified stock
  options and warrants                           --             183           82

Other                                           331             110          250
                                         ---------------------------------------
                                             (1,117)         14,993       20,293
Benefit of loss not
 recognized, decrease (increase) in
  valuation allowance                         1,117         (14,993)     (20,293)
                                         ---------------------------------------
                                         $      --       $     --     $     --
                                         =======================================

     The Company has provided a valuation allowance for the full amount of the deferred tax assets since there is no assurance that future tax benefits will be realized. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. Of the $44,849,000 valuation allowance at December 31, 1998, $1,000,000 relating to deductions for non-qualified stock options will be credited to additional paid-in capital upon realization.

     At December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $61,000,000. At December 31, 1998, the Company had research and development tax credit carryforwards for federal and state income tax reporting purposes of $1,626,000 and $1,057,000, respectively. The federal carryforwards expire between the years 2006 and 2018 and the state carryforwards expire between the years 1999 and 2003.

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


14.   Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its prostate cancer and incontinence business, which includes the Cavermap surgical aid, the I-125 brachytherapy seeds and needles, all consumer and surgical incontinence products, and (ii) its breast cancer business, which includes all development efforts for its proposed BreastExam, BreastView and BreastCheck products.

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating loss which represents income before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The table below presents information about the Company's segments for the three years ended December 31, 1998. Asset information reportable by segment is not reported, since the Company does not produce such information internally:

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Year ended December 31, 1998

Revenues                              $    837         $    -         $   837
Restructuring                           (1,704)             -          (1,704)
Depreciation                            (1,692)            (54)        (1,746)
Operating Loss                         (11,156)         (2,725)       (13,881)

Year ended December 31, 1997

Revenues                                   503              -             503
Depreciation                            (3,102)           (27)         (3,129)
Operating Loss                         (26,723)        (3,405)        (30,128)

Year ended December 31, 1996

Revenues                                 2,622              -            2,622
Depreciation                              (715)            (12)           (727)
Operating Loss                         (46,005)           (932)        (46,937)



     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Years ended December 31,                      1998          1997        1996
-------------------------------------------------------------------------------
         Total for reportable segments      $( 13,881)    $(30,128)    $(46,937)
         Corporate                             (4,039)      (4,530)      (3,240)
         Interest income                        2,837        4,558        3,462
         Interest Expense                      (3,911)      (4,533)       ( 945)
                                            ----------     --------    --------
            Loss before extraordinary
              gain on the early retirement
              of debt                        $(18,994)     $(34,633)   $(47,660)
                                             =========   ==========  ==========



















15  Commitments

Leases

     The Company leases space under operating leases which expire on various dates through 2003. Total rent expense under operating leases was $645,000, $532,000 and $390,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum payments for the operating leases as of December 31, 1998 are as follows:

                                Operating
                                   Leases
-------------------------------------------
(in thousands)
1999                               $  623
2000                                  626
2001                                  632
2002                                  212
2003                                   59
                                   ------
Total future minimum lease
 payments                          $2,152
                                   ======

                        UroMed Corporation
SCHEDULE II  Valuation and Qualifying Accounts and Reserves


                  Balance at   Charged to              Balance at
                  beginning     costs and                end of
Description        of period     expenses   Write-offs   period


Allowance for
  uncollectible
  accounts
Year ended
  December 31,
  1998              $   --       $ 3,000        --        $ 3,000
Year ended
  December 31,
  1997              $  36,000    $    --     ($ 36,000)     $  --
Year ended
  December 31,
  1996              $  21,000    $15,000        --        $ 36,000       -
Reserve for
  inventory
  valuation
Year ended
  December 31,
  1998              $1,564,000   $329,000  ($1,580,000)   $ 313,000
Year ended
  December 31,
  1997              $919,000     $740,000   ($95,000)    $1,564,000
Year ended
  December 31,
  1996               $530,000     $466,000   ($77,000)   $919,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




PART III

Item 10.  Directors and Executive
Officers of the Registrant

Executive Officers of the Registrant

The names of the Company's executive officers as of December 31, 1998 and certain information about them are set forth below:


Name                      Age                    Position

Richard M. Epstein        42       Managing Director of New Product Research,
                                   Development and Acquisitions
John G. Simon             36       Chairman of the Board of Directors,
                                   President, and Chief Executive Officer
Alan I. West              51       Managing Director, Assurance Medical Division
Domenic C. Micale         34       Director of Finance


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

DOMENIC C. MICALE joined the Company in September 1996 as Corporate Accounting Manager. In July 1998, he became Director of Finance. Prior to joining the Company, he served in Assistant Corporate Controller positions at both
Sequoia Systems, Inc. and TransNational Group Services from 1992 to 1996. Prior to then from 1987 to 1991, he served as, most recently, audit supervisor at Coopers & Lybrand in Boston. Mr. Micale holds a B.S.B.A. from Northeastern University and an M.B.A. with a finance concentration from Boston University.

     Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" on pages 5 and 6 of the 1999 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" in the 1999 Proxy Statement, which section is incorporated herein by reference.


Item 11.  Executive Compensation

     Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" in the 1999 Proxy Statement, which section is incorporated herein by reference.











Item 12.  Security Ownership of Certain
Beneficial Owners and Management

     Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" on page 4 of the 1999 Proxy Statement, which section is incorporated herein by reference.


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


  10.9        Lease between the Company and Trustees of New England
              Industrial Center *(f) (filed as Exhibit No.  10.1)

  10.10       Employment Agreement between the Company and John G. Simon
              *(g) (filed as Exhibit No.  10.2)


  10.11       Asset Purchase Agreement, dated as of May 9, 1996, among the
              Registrant, Robert F. Rosenbluth and Donald B. Milder as Trustees, the ASI Liquidating Trust and the Indemnifying Beneficiaries named on Schedule A thereto.
              *(k) (filed as Exhibit 2.1)

  10.12       Registration Rights Agreement, dated as of May 9, 1996, among the
              Registrant and certain of its Securityholders.
              *(l) (filed as Exhibit 4.4)

  10.13 Indenture, dated as of October 15, 1996, by and between the Registrant, as issuer, and State Street Bank and Trust Company, as
              Trustee
              *(m) (filed as Exhibit 10.1)

  10.14 Purchase Agreement, dated as of October 8, 1996, by and between the Registrant and the Purchasers (as defined therein)
              *(m) (filed as Exhibit 10.2)

  10.15       Employment Agreement between the Registrant and Richard
              Epstein.
              *(n) (filed as Exhibit 10.24)




Exhibit
No.                       Description



 10.16        Employment Agreement between the Registrant and Alan
              West.
              *(n) (filed as Exhibit 10.25)

 10.17        Employment Agreement between the Registrant and Robert
              Lorette.
              *(n) (filed as Exhibit 10.26)


 10.18 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon
              *(n) (filed as Exhibit 10.28)

 10.19        Rights Agreement, dated as of July 2, 1997.
              *(o) (filed as Exhibit 10.29)

  21          Subsidiaries of Registrant
              *(a) (filed as Exhibit No.  21)

  23          Consent of PricewaterhouseCoopers LLP

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

(a) Registrant's Registration Statement on Form S-1, as amended, (Registration No. 33-74282).

(b) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

(c) Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 1995 (Registration No. 33-98262).

(d) Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 1995 (Registration No. 33-98264).

(e) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1994.

(f) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1994.

(g) Registrant's Registration Statement on Form S-3 (File No. 333-03843) filed May 16, 1996.

(h) Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1996.

(i) Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(j) Registrant's Current Report on Form 8-K filed July 2, 1997.

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

                               UroMed Corporation
Date:  March 31, 1999


                               By:     s/ Domenic C. Micale
                                       Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of March 30, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John G. Simon              Chairman of the Board, Chief Executive
- -----------------              Officer and President (principal
                               executive officer)



/s/ Elizabeth B. Connell, MD   Director
- ----------------------------


/s/ David P. Fialkow           Director
- --------------------


/s/ Steven J. Gilbert          Director
- ---------------------


/s/ Richard A. Sandberg        Director
- -----------------------


/s/ Thomas F. Tierney          Director
- ---------------------