Form 10-Q
period 1999-03-31
UROMED CORP
filed 1999-05-14
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999

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





                           1400 Providence Highway
                              Norwood, MA 02062
                              (Address of principal
                               executive offices)


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,184,037 shares of Common stock, no par value, outstanding at April 30, 1999.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 1999


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at March 31, 1999 and December 31, 1998           3

Condensed Statement of Operations for the three months ended
March 31, 1999 and 1998                                                   4

Condensed Statement of Cash Flows for the three months ended
March 31, 1999 and 1998                                                   5

Notes to Condensed Financial Statements                               6 - 8


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             9 -14



Part II - OTHER INFORMATION


Item 6.  Exhibits                                                        15

Item 7a. Quantitative and Qualitative Disclosures
About Market Risk                                                        15

Signatures                                                               16

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      March 31,    December 31,
                                                        1999          1998
                                                     ----------    -----------


                                     Assets
Current assets:
      Cash and cash equivalents                       $  8,059      $ 11,576
      Short-term investments                            14,856        14,704
      Inventories                                          452           422
      Prepaid expenses and other assets                    770           864
                                                     ----------    ----------

           Total current assets                         24,137        27,566

Fixed assets, net                                        3,986         4,414
Other assets                                             2,024         1,626
                                                     ----------    ----------

                                                      $ 30,147      $ 33,606
                                                     ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    100      $    250
      Accrued expenses                                   2,383         3,026
                                                     ----------    ----------

           Total current liabilities                     2,483         3,276
                                                     ----------    ----------

Convertible subordinated notes                          23,406        24,756
                                                     ----------    ----------
Stockholders' equity:
      Common stock                                     107,222       107,222
      Other stockholders' deficit                     (102,964)     (101,648)
                                                     ----------    ----------

           Stockholders' equity                          4,258         5,574
                                                     ----------    ----------

                                                      $ 30,147      $ 33,606
                                                     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                              1999               1998
                                           --------           --------

Revenues                                   $   442            $    61
                                           --------           --------

Costs and expenses:
      Cost of revenues                         605              1,135
      Research and development                 752              1,921
      Marketing and sales                      438              1,764
      General and administrative               616              1,077
      Restructuring                            (80)             1,024
                                           --------           --------

           Total costs and expenses          2,331              6,921
                                           --------           --------
Loss from operations                        (1,889)            (6,860)

Interest income                                316                897
Interest expense                              (406)            (1,134)
                                           --------           --------
Loss before extraordinary gain on early
retirement of debt                          (1,979)            (7,097)

Extraordinary gain on early retirement
of debt                                        701                 -
                                           --------           --------

Net loss                                   $(1,278)           $(7,097)
                                           ========           ========

Basic and diluted per share amounts:

      Loss before extraordinary gain on
      early retirement of debt             $  (.38)           $ (1.33)

      Extraordinary gain on early
      retirement of debt                       .13                 -
                                           --------           --------
      Net loss                             $  (.25)           $ (1.33)
                                           =========          ========


Basic and diluted weighted average common
shares outstanding                            5,179              5,355
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1999             1998


Net cash used in operating activities              $ (2,743)        $ (5,372)
                                                   ---------        ---------
Cash flows from investing activities:
      (Purchases) sales of short-term
        investments, net                               (190)           5,710
      Purchase of fixed assets                           -              (461)
      Decrease in other assets                           37               -
                                                   ---------        ---------
        Net cash provided by (used for)
          investing activities                         (153)           5,249
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             -                31
      Repurchase of convertible subordinated notes     (621)              -
                                                   ---------        ---------
        Net cash provided by (used for)
          financing activities                         (621)              31
                                                   ---------        ---------

Net decrease in cash and cash equivalents            (3,517)             (92)

Cash and cash equivalents, beginning of period       11,576           12,007
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  8,059         $ 11,915
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                               $      36         $      0





     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.         Nature of Business

     UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and is dedicated to establishing itself as a leader in providing interventional urological products, with a primary emphasis on the treatment of prostate cancer. The Company has also developed and acquired technology in urinary incontinence products.


2.         Basis of Presentation

     The condensed balance sheet at March 31, 1999 and the condensed statement of operations and the condensed statement of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

     Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no impact on net loss.

     The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1998, which may be found in the Company's 1998 Annual Report on Form 10-K.


3.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At March 31, 1999, inventories consisted of the following (in thousands):

      Raw materials                                           $  187
      Work in process                                             56
      Finished goods                                             209
                                                              --------
                                                              $  452
                                                              ========


4.         Comprehensive Loss

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive income for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                             Quarter ended      Quarter ended
                                             March 31, 1999     March 31, 1998
                                             --------------     --------------
                 Net loss                       ($1,278)           ($7,097)
                 Unrealized loss
                  on investments
                  available-for-sale                (38)               (58)
                                                --------           --------
                 Total comprehensive loss       ($1,316)           ($7,155)
                                                ========           ========

5.         Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000, representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer-oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of approximately $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which were terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs included the write-off of approximately $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

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

     In March 1999, the Company entered into a lease termination agreement in respect of the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility will be approximately $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed approximately $80,000 of the restructuring liability during the three months ended March 31, 1999. The remaining balance of $142,000 at March 31, 1999 is expected to be paid out in cash during the quarter ended June 30, 1999.

     During the quarter ended March 31, 1999, the activity in the restructuring liability was as follows (in thousands):

                           Balance at                              Balance at
                           December 31,      Cash      Non-Cash     March 31,
                              1999        Payments     Items         1999
                          -------------   ----------  ----------  ------------

Employee termination
Benefits                   $      55       $      33    $     -     $      22

Asset write-downs                 -               -           -            -

Other facility exit costs        304             104          80          120

                           ----------      ----------  ----------  -----------
                           $     359       $     137   $      80    $     142
                           ==========      ==========  ==========   ==========


6.         Early Retirement of Debt

     On March 19, 1999, the Company repurchased $1.4 million in aggregate principal amount of its Convertible Subordinated Notes. This repurchase occurred in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $0.6 million plus accrued and unpaid interest of $0.04 million. As a result of this repurchase, an extraordinary gain of $0.7 million has been reported in the condensed statement of operations for the three months ended March 31, 1999.

7.         Segment Reporting

     The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its prostate cancer and incontinence business, which includes the Cavermap surgical aid, the I-125 brachytherapy seeds and needles and all consumer and surgical incontinence products, and (ii) its breast cancer business, which includes all development efforts for its proposed BreastExam, BreastView and BreastCheck products.

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its operating segments based on operating results which represents income or loss before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The table below presents information about the Company's segments for the three months ended March 31, 1999 and March 31, 1998. Asset information by segment is not reported, since the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended March 31, 1999

Revenues                              $    442         $    -         $   442
Restructuring                               80              -              80
Depreciation                              (419)             (9)          (428)
Operating Loss                          (1,003)           (422)        (1,425)

Three months ended March 31, 1998

Revenues                                    61              -              61
Restructuring                           (1,024)             -          (1,024)
Depreciation                              (300)           (12)           (312)
Operating Loss                          (4,847)          (913)         (5,760)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Three months ended March 31,                   1999          1998
--------------------------------------------------------------------
         Total for reportable segments      $  (1,425)    $  (5,760)
         Corporate                               (464)       (1,100)
         Interest income                          316           897
         Interest expense                        (406)       (1,134)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (1,979)    $  (7,097)
                                            ==========    ==========

     Approximately 25% of the Company's product sales in the first quarter of 1999 were made to a customer in Japan, compared to negligible sales in the first quarter of 1998.

     On April 15, 1999, the Company completed the "spin-out" of its breast cancer business into a new, private company, Assurance Medical, Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for a minority equity position. The Company does not expect the transaction itself to have any material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis should be read incorporating "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds, not yet FDA-cleared, used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and minimally invasive incontinence surgical products. In addition to its current portfolio of products, the Company has also developed incontinence products, including the FDA-cleared Impress Softpatch. The Company is in the process of evaluating how best to capitalize on these potential product opportunities via partnerships, divestments, and/or spinoffs, if possible. UroMed also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

      Results of Operations

      Revenues

     The Company's revenues for the first quarter of 1999 increased 625% to $0.4 million as compared to $0.06 million in the first quarter of 1998. This increase is primarily due to sales of CaverMap Surgical Aid, brachytherapy needles and AlloSling products in the first quarter of 1999, as compared to no sales of these products in the first quarter of 1998. Sales in the first quarter of 1998 were comprised primarily of the Company's consumer-oriented incontinence products, which are not actively marketed by the Company any longer. The Company is seeking third party arrangements to capitalize on these incontinence products and technology.


      Cost of revenues

     Cost of revenues for the first quarter of 1999 decreased 47% to $0.6 million as compared to $1.1 million in the first quarter of 1998. The major components of the decrease are as follows: $0.2 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.1 million in reductions in distribution costs and $0.1 million attributable to reductions in facilities and related expenses.


      Operating Expenses

     Research and development expenses in the first quarter of 1999 decreased 61% to $0.8 million as compared to $1.9 million in the first quarter of 1998. Major components of the decrease are as follows: $0.5 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.2 million due to the timing of clinical study efforts for both the CaverMap Surgical Aid and the Company's potential breast cancer products and $0.2 million due to Impress Softpatch development activities which have since ceased.

     On April 15, 1999, the Company completed the "spin-out" of its breast cancer business into a new, private company, Assurance Medical, Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for a minority equity position. The completion of this transaction relieves the Company from having to continue to fund the development of this technology and, as a result, the Company anticipates that the transaction will result in expenditure savings of approximately $0.45 million per quarter over the course of 1999 versus what expenses would have been if the spin-out had not happened. The Company hopes to eventually share in the benefits related to this technology via its equity stake in Assurance, although there can be no assurance that the Company will be able to do so. The Company does not expect the transaction itself to have any material impact on UroMed's financial position or results of operations.

     In May 1996, the Company acquired the technology underlying the Impress Softpatch, and at March 31, 1999, there is approximately $3.5 million of manufacturing equipment included within fixed assets that is specific to the Impress Softpatch manufacturing process. In connection with the restructuring of its operations in 1998 (See Note 5 of the financial statements), the Company concluded that the best vehicle for capitalizing on the Impress Softpatch product opportunity was a partnership with, or the sale of the technology to, a large company that has an extensive distribution channel. The Company is currently in pursuit of such an arrangement. At this time, the Company expects to enter into an arrangement during 1999 that would allow it to fully recover the carrying value of the Impress manufacturing equipment, although there can be no assurance that the Company will be able to do so

     Marketing and sales expenses in the first quarter of 1999 decreased 75% to $0.4 million as compared to $1.8 million in the first quarter of 1998. Major components of the decrease are as follows: $0.7 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.2 million in public relations and product literature and $0.2 million in travel and related expenses.

     General and administrative expenses in the first quarter of 1999 decreased 43% to $0.6 million as compared to $1.1 million in the first quarter of 1998. Major components of the decrease are as follows: $0.2 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring and $0.2 million in consulting fees.

      Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000, representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer-oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of approximately $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which were terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs included the write-off of approximately $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

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

     In March 1999, the Company entered into a lease termination agreement in respect of the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility will be approximately $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed approximately $80,000 of the restructuring liability during the first quarter of 1999. The remaining balance of $142,000 at March 31, 1999 is expected to be paid out in cash during the second quarter of 1999.

     During the first quarter of 1999, the activity in the restructuring liability was as follows (in thousands):

                           Balance at                              Balance at
                           December 31,      Cash      Non-Cash     March 31,
                               1999        Payments     Items         1999
                          -------------   ----------  ----------  ------------

Employee termination
Benefits                   $      55       $      33    $     -     $      22

Asset write-downs                 -               -           -            -

Other facility exit costs        304             104          80          120

                           ----------      ----------  ----------  -----------
                           $     359       $     137   $      80    $     142
                           ==========      ==========  ==========   ==========

     As compared to the first quarter of 1998, in the first quarter of 1999 cost savings from the 1998 restructuring amounted to approximately $2.7 million, which was in line with management's estimate. The major reductions from 1998 expenditure levels were as follows: $1.6 million in reduced employee expenses, $0.4 million in reduced public relations and selling costs, $0.4 million in clinical and regulatory expenses, $0.1 million in reduced distribution costs and $0.2 million in reduced facility costs (including amortization). Annual cost savings in 1999 (as compared to 1998) are expected to reach approximately $11.0 million.

      Interest income and interest expense

     Interest income in the first quarter of 1999 decreased 65% to $0.3 million as compared to $0.9 million in the first quarter of 1998. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase a portion of its Convertible Subordinated Notes.

     Interest expense in the first quarter of 1999 decreased 64% to $0.4 million as compared to $1.1 million in the first quarter of 1998. The decrease was attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 1998 and 1999.

      Extraordinary gain on early retirement of debt

     On March 19, 1999, the Company repurchased $1.4 million in aggregate principal amount of its Notes. This repurchase occurred in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $0.6 million plus accrued and unpaid interest of $0.04 million. As a result, an extraordinary gain on the early retirement of these Notes of $0.7 million has been reported in the condensed statement of operations for the three months ended March 31, 1999.


      Liquidity and Capital Resources

     Cash and short-term investments totaled $22.9 million at March 31, 1999 compared to $26.3 million at December 31, 1998. At March 31, 1999, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $2.7 million during the three months ended March 31, 1999 was primarily a result of the net loss for the period. In addition, there were decreases in accounts payable and accrued expenses due to lower operating costs. These uses were partially offset by depreciation and amortization charges.

     Net cash used by investing activities was $0.2 million during the three months ended March 31, 1999 due primarily to net purchases of short-term investments. The Company made no fixed asset purchases during the period.

     Net cash used for financing activities was $0.6 million during the three months ended March 31, 1999, as a result of the $0.6 million used to repurchase $1.4 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). In March 1999, the Company repurchased approximately $1.4 million of Notes for approximately $0.6 million. Through March 1999, the Company repurchased a total of approximately $45.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at March 31, 1999 of $23.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of March 31, 1999, the Company has repurchased approximately 187,000 shares of its Common Stock for approximately $500,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company has made no further purchases during the first quarter of 1999.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the CaverMap Surgical Aid and the I-125 seed, development of partnerships and alliances for its assets and technology in incontinence. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

      Year 2000

     The Company has identified its Year 2000 risk in three categories: internal business software; imbedded chip technology; and external non-compliance by significant suppliers and service providers.

     INTERNAL BUSINESS SOFTWARE. During 1996, the Company purchased an Enterprise Resource Planning System ("ERP System") which was Year 2000 compliant. The ERP System provides for significantly all of the Company's internal accounting, business management and planning needs. The total hardware, software, installation and testing cost of the ERP System was approximately $1.2 million which has been spent to date. The Company does not anticipate incurring significant additional costs for further testing and compliance activities.
Given that its internal business software is Year 2000 compliant, the Company does not have a contingency plan in place.

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

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS. The Company has identified all of its significant suppliers and service providers to determine the extent to which the Company's business is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers include those that supply the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the Symmetra I-125 seeds, the AlloSling incontinence surgical products, and the INTROL Bladder Neck Support Prosthesis. At this time, the Company has begun the process of contacting its significant suppliers (including those that supply its products) and service providers concerning their successful completion of a Year 2000 compliance testing or indication that they were working toward achieving Year 2000 compliance. At this time, the Company has received notification from most significant suppliers and service providers of their Year 2000 compliance. However, some responses were made only informally, and formal notification is still pending. Based upon the results of the remaining inquiries to significant suppliers and service providers, and to the extent that responses to Year 2000 readiness responses are unsatisfactory, the Company intends to develop a contingency plan. There can be no assurance that all significant suppliers and service providers will successfully complete their Year 2000 compliance, that the Company's contingency plans could replace those noncompliant suppliers or service providers (including those that supply its products) with suppliers or service providers that are Year 2000 compliant, or that these Year 2000 issues would not have a material adverse effect on the Company. The main risks associated with the Year 2000 issue are the uncertainties as to whether the Company's suppliers or service providers can continue to perform to perform their services for the Company uninterrupted by the Year 2000 event. The Company's suppliers and service providers, if they are unable to remediate their Year 2000 issues, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as Federal Express and UPS to deliver goods to customers; accordingly should one or more of these delivery services prove unable to make deliveries as a result of Year 2000 issues, the Company's cash flow and business would be severely affected. Although the state of readiness of the Company's suppliers and service providers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or service providers. Nor can any assurance be given as to the eventual effectiveness of the Company's contingency plans.
     The preceding discussion contains forward-looking statements information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 200 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in underlying assumptions.

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and introducer needle and the Allosling surgical products, including the timing and extent of initial or other sales, (ii) the timing related to the commencement of marketing activities for the commercial launches of the Symmetra I-125 brachytherapy seeds, (iii) the timing related to final regulatory clearance for the Symmetra I-125 brachytherapy seed (iv) the Company's planned uses for its cash and other liquid resources, (viii) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and related assets and technology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     - - The uncertainty that the CaverMap Surgical Aid and Symmetra I-125 seeds will gain market acceptance among physicians.

     - - The uncertainty that the Company will be able to develop an effective sales force and implement a successful marketing campaign for the CaverMap Surgical Aid and the Symmetra I-125 brachytherapy seed.

     - - The uncertainty that the Company will be able to develop effective partnerships and/or strategic alliances for its assets and technology as part of its incontinence effort.

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


          Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Part II.  OTHER INFORMATION



Item 6.  Exhibits

           27         Financial Data Schedule



Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. While approximately 25% of the Company's sales in the first quarter of 1999 were made to a customer in Japan, these sales are denominated in dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the Japanese Yen, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: May 14, 1999                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: May 14, 1999                 /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Director of
                                             Finance (Principal Financial and
                                             Accounting Officer)