Form 10-Q
period 1999-06-30
UROMED CORP
filed 1999-08-13
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 1999

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,176,764 shares of Common stock, no par value,
                       outstanding at July 31, 1999.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 1999


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at June 30, 1999 and December 31, 1998           3

Condensed Statement of Operations for the three and six months
ended June 30, 1999 and 1998                                             4

Condensed Statement of Cash Flows for the six months ended
June 30, 1999 and 1998                                                   5

Notes to Condensed Financial Statements                               6 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            10 -15



Part II - OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders               16

Item 6.  Exhibits                                                        16

Item 7a. Quantitative and Qualitative Disclosures
About Market Risk                                                        16

Signatures                                                               17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      June 30,    December 31,
                                                        1999          1998
                                                     ----------    -----------


                                     Assets
Current assets:
      Cash and cash equivalents                       $  4,964      $ 11,576
      Short-term investments                            16,110        14,704
      Accounts receivable                                  410           224
      Inventories                                          582           422
      Prepaid expenses and other assets                    408           640
                                                     ----------    ----------

           Total current assets                         22,474        27,566

Fixed assets, net                                        3,524         4,414
Other assets                                             1,831         1,626
                                                     ----------    ----------

                                                      $ 27,829      $ 33,606
                                                     ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    247      $    250
      Accrued expenses                                   1,728         3,026
                                                     ----------    ----------

           Total current liabilities                     1,975         3,276
                                                     ----------    ----------

Convertible subordinated notes                          23,406        24,756
                                                     ----------    ----------
Stockholders' equity:
      Common stock                                     107,210       107,222
      Other stockholders' deficit                     (104,762)     (101,648)
                                                     ----------    ----------

           Stockholders' equity                          2,448         5,574
                                                     ----------    ----------

                                                      $ 27,829      $ 33,606
                                                     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                -------------------         ------------------
                                  1999       1998           1999        1998
                                --------   --------        --------   --------

Revenues                         $   675     $  121        $  1,118   $    181
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                   736        867           1,341      2,002
  Research and development           586      1,456           1,339      3,376
  Marketing and sales                605      1,152           1,042      2,916
  General and administrative         408        832           1,023      1,909
  Restructuring                       -          -           (   80)     1,024
                                --------   --------         -------    -------

       Total costs and expenses    2,335      4,307           4,665     11,227
                                --------   --------         -------    -------
Loss from operations              (1,660)    (4,186)        ( 3,547)   (11,046)

Interest income                      263        767             580      1,664
Interest expense                  (  385)    (1,134)         (  791)   ( 2,268)
                                --------   --------        --------    -------
Loss before extraordinary gain
on early retirement of debt       (1,782)    (4,553)         (3,758)   (11,650)

Extraordinary gain on early
retirement of debt                    -           -             701          -
                                --------    --------        --------    --------

Net loss                         $(1,782)    $(4,553)       $(3,057)  $(11,650)
                                =========   =========      =========  =========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                       $  (.34)   $  (.85)        $   (.73) $  (2.17)

  Extraordinary gain on
  early retirement of debt            -          -              .14        -
                                --------    --------        -------    -------
      Net loss                   $ (.34)   $  (.85)        $   (.59)  $ (2.17)
                                ========    ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                        5,181      5,365           5,183      5,360
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                      Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                      1999             1998


Net cash used in operating activities              $ (4,726)        $ (11,323)
                                                   ---------        ---------
Cash flows from investing activities:
      (Purchases) sales of short-term
        investments, net                             (1,449)           12,546
      Purchase of fixed assets                          -            (   543)
      Decrease in other assets                          196              -
                                                   ---------        ---------
        Net cash provided by (used for)
          investing activities                       (1,253)           12,003
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock              3               31
      Purchase of common stock                          (15)             -
      Repurchase of convertible subordinated notes     (621)             -
                                                   ---------        ---------
        Net cash provided by (used for)
          financing activities                         (633)              31
                                                   ---------        ---------

        Net (decrease) increase
          in cash and cash equivalents               (6,612)              711

Cash and cash equivalents, beginning of period       11,576            12,007
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  4,964          $ 12,718
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                               $     736         $  2,070





     The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)



1.         Nature of Business

     UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and is dedicated to establishing itself as a leader in providing interventional urological products, with a primary emphasis on the treatment of prostate cancer. The Company has also developed and acquired technology in urinary incontinence products.


2.         Basis of Presentation

     The condensed balance sheet at June 30, 1999 and the condensed statement of operations for the three and six months ended June 30, 1999 and 1998 and the condensed statement of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

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


3.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At June 30, 1999, inventories consisted of the following (in thousands):

      Raw materials                                           $  249
      Work in process                                             24
      Finished goods                                             309
                                                              --------
                                                              $  582
                                                              ========


4.         Comprehensive Loss

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive loss for the three months and six months ended June 30, 1999 and 1998 was as follows
(in thousands):

                                          Three months ended  Three months ended
                                             June 30, 1999      June 30, 1998
                                             --------------     --------------
                 Net loss                       ($1,782)           ($4,553)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale                 (5)                11
                                                --------           --------
                 Total comprehensive loss       ($1,787)           ($4,542)
                                                ========           ========



                                            Six months ended   Six months ended
                                             June 30, 1999      June 30, 1998
                                             --------------     --------------
                 Net loss                       ($3,057)          ($11,650)
                 Unrealized loss
                  on investments
                  available-for-sale                (43)               (69)
                                                --------           --------
                 Total comprehensive loss       ($3,100)          ($11,719)
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

     In March 1999, the Company entered into a lease termination agreement in respect of the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility was approximately $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed approximately $80,000 of the restructuring liability during the three months ended March 31, 1999.

     During the quarter ended June 30, 1999, the activity in the restructuring liability was as follows (in thousands):

                           Balance at                              Balance at
                            March 31,      Cash      Non-Cash       June 30,
                              1999        Payments     Items         1999
                          -------------   ----------  ----------  ------------

Employee termination
Benefits                   $      22       $      22    $     -     $      -

Asset write-downs                 -               -           -            -

Other facility exit costs        120             120          -            -

                           ----------      ----------  ----------  -----------
                           $     142       $     142   $      -    $       -
                           ==========      ==========  ==========   ==========


6.         Early Retirement of Debt

     On March 19, 1999, the Company repurchased $1.4 million in aggregate principal amount of its Convertible Subordinated Notes. This repurchase occurred in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $0.6 million plus accrued and unpaid interest of $0.04 million. As a result of this repurchase, an extraordinary gain of $0.7 million has been reported in the condensed statement of operations for the three and six months ended June 30, 1999.

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

     The tables below presents information about the Company's segments for the three months and six months ended June 30, 1999 and 1998. Asset information by segment is not reported, because the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended June 30, 1999

Revenues                              $    675         $    -         $   675
Depreciation                              (416)             -            (416)
Operating Loss                          (1,211)             -          (1,211)

Three months ended June 30, 1998

Revenues                              $    121         $    -         $   121
Depreciation                              (467)           (13)           (480)
Operating Loss                          (2,771)          (654)         (3,425)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Three months ended June 30,                     1999          1998
--------------------------------------------------------------------
         Total for reportable segments      $  (1,211)    $  (3,425)
         Corporate                               (428)         (761)
         Interest income                          263           767
         Interest expense                        (406)       (1,134)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (1,782)    $  (4,553)
                                            ==========    ==========

     Product sales to a customer in Japan were approximately 12% and 18% of total product sales for the three months ended June 30, 1999 and 1998, respectively.

Page 9
                                  Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Six months ended June 30, 1999

Revenues                              $  1,118         $    -         $ 1,118
Restructuring                               80              -              80
Depreciation                              (835)             (9)          (844)
Operating Loss                          (2,233)           (422)        (2,655)

Six months ended June 30, 1998

Revenues                              $    181         $    -         $   181
Restructuring                           (1,024)             -          (1,024)
Depreciation                              (767)           (25)           (792)
Operating Loss                          (7,618)        (1,567)         (9,185)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Six months ended June 30,                          1999          1998
--------------------------------------------------------------------
         Total for reportable segments      $  (2,655)    $  (9,185)
         Corporate                               (892)       (1,861)
         Interest income                          580         1,664
         Interest expense                        (791)       (2,268)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (3,758)    $ (11,650)
                                            ==========    ==========


     Product sales to a customer in Japan were approximately 17% and 12% of total product sales for the six months ended June 30, 1999 and 1998, respectively.


8.        Assurance Medical Inc Spin-out

     On April 15, 1999, the Company completed the "spin-out" of its breast cancer business into a new, private company, Assurance Medical, Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The Company will account for its investment under the equity method of accounting as presribed by Accounting Principles Board No. 18 "The Equity Method of Acconting for Investments in Common Stock". The transaction itself did not have a material impact on the Company's results of operations for the three and six months ended June 30, 1999.


9.        Treasury Stock

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Repurchase program was extended by the Company's Board of Directors 0n June 17, 1999. The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of June 30, 1999, the Company has repurchased approximately 197,000 shares of its Common Stock for approximately $515,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company purchased approximately 10,000 shares for approximately $15,000 as part of this program for the six months ended June 30, 1999.


10.        Subsequent Event

     On July 21, 1999, UroMed Corporation entered into an agreement to sell global rights to its Impress Softpatch technology to Procter & Gamble. Under the agreement, UroMed received $3.3 million in cash at closing and is to receive an additional $150,000 in cash payments each year for a four-year period. In addition and under certain conditions, UroMed may receive additional cash consideration in the future in the form of royalty and equipment-related payments. As a result of the transaction, the Company will report a gain of approximately $0.7 million in the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis should be read together with "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the FDA-cleared CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the FDA-cleared Symmetra I-125 radioactive seeds, used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and minimally invasive incontinence surgical products. The Company, through its approximate one-third ownership of Assurance Medical Inc., has supported the development of electronic palpation technology in order to aid physicians in finding breast lumps earlier. The Company has also developed technology and assets in office-based incontinence products; the Company continues its efforts to leverage its technology and assets in this area via corporate partnerships and/or strategic alliances. The Company alos continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.


      Results of Operations

      Revenues

     The Company's revenues for the second quarter of 1999 increased 458% to $0.7 million as compared to $0.1 million in the second quarter of 1998. For the first six months of 1999 revenues increased 518% to $1.1 million as compared to $0.2 million for the first six months of 1998. These increases are primarily due to increased 1999 sales of CaverMap Surgical Aid related products whereas 1998 sales levels of such products were insignificant. 1998 sales were derived primarily from sales of the Company's incontinence products, which are currently not actively marketed by the Company. The Company has entered into and continues to seek parternships to capitalize on its incontinence products and technology.


      Cost of revenues

     Cost of revenues for the second quarter of 1999 decreased 15% to $0.7 million as compared to $0.9 million in the second quarter of 1998. For the first six months of 1999 cost of revenues decreased 33% to $1.3 million as compared to $2.0 million for the first six months of 1998. The major components of the decrease for the second quarter of 1999 as compared to the second quarter of 1998 are $0.2 million in salaries and related costs and $0.1 million in reductions in facilities and corporate-related allocated expenses. These reductions are partially offset by an increase of $0.1 million in variable product costs due to increased revenue levels in the second quarter of 1999 as compared to the second quarter of 1998. The areas of major cost reduction in comparing the first six months of 1999 to the first six months of 1998 are as follows: $0.4 million in salaries and related costs as a result of the headcount reduction as part of the 1998 restructuring and $0.2 million attributable to reductions in facilities and corporate expenses.

      Operating Expenses

     Research and development expenses in the second quarter of 1999 decreased 60% to $0.6 million as compared to $1.5 million in the second quarter of 1998. For the first six months of 1999 research and development expenses decreased 60% to $1.3 million from $3.4 million for the first six months of 1998 . The decrease in the second quarter of 1999 as compared to the second quarter of 1998 resulted from the reduction of $0.4 million in Assurance Medical Inc related expenses. 1999 included insignificant Assurance Medical Inc related expenses due to the spin-out of this group into a separate corporation in April 1999. Decreases of $0.4 million pertained to reductions in incontinence related expenses and $0.1 million of corporate expenses. For the first six months of 1999 as compared to the first six months of 1998, decreases were as follows:
$0.7 million in reductions in incontinence related expenses, $0.5 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.4 million in Assurance Medical related expenses , $0.2 million of clinical study expenses for the CaverMap Surgical Aid and $0.2 million in corporate expenses.

     On April 15, 1999, the Company completed the "spin-out" of its breast cancer business into a new, private company, Assurance Medical, Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The completion of this transaction relieves the Company from the obligation to continue to fund the development of this technology and, as a result, the Company anticipates that the transaction will result in expenditure savings of approximately $0.45 million per quarter over the course of 1999. The Company is hopeful that it will eventually share in the benefits related to this technology via its equity stake in Assurance, although there can be no assurance that the Company will be able to do so. The transaction did not have a material impact on UroMed's financial position or results of operations.

     In May 1996, the Company acquired the technology underlying the Impress Softpatch, and at June 30, 1999, there was approximately $3.2 million of manufacturing equipment included within fixed assets that is specific to the Impress Softpatch manufacturing process. In connection with the restructuring of its operations in 1998 (See Note 5 of the condensed financial statements), the Company concluded that the best vehicle for capitalizing on the Impress Softpatch product opportunity was a partnership with, or the sale of the technology to, a large company that has an extensive distribution channel. On July 21, 1999, UroMed Corporation entered into an agreement to sell global rights to its Impress Softpatch technology to Procter & Gamble. Under the agreement, UroMed received $3.3 million in cash at closing and will receive an additional $150,000 each year for a four-year period. In addition and under certain conditions, UroMed may receive additional cash consideration in the future in the form of royalty and equipment-related payments. The Company anticipates that it will record a gain of approximately %0.7 million as a result of this transaction in the third quarter of 1999.

     Marketing and sales expenses in the second quarter of 1999 decreased 47% to $0.6 million as compared to $1.2 million in the second quarter of 1998. For the first six months of 1999 marketing and sales expenses decreased 64% to $1.0 million as compared to $2.9 million for the first six months of 1999. The decrease in the second quarter of 1999 as compared to the second quarter of 1998 is due to a $0.2 million reduction in Assurance related expenses due to the April 1999 spin-out of Assurance Medical Inc into a separate corporation, $0.2 million in reduced incontinence related product literature and development expenses and a reduction of $0.2 million in marketing program expenses. The decrease for the first six months of 1999 as compared to the first six months of 1998 is due to a reduction of $0.7 million in salaries and related costs as a result of the headcount reduction as part of the 1998 restructuring, $0.4 million in public relations and product literature, $0.2 million in travel and related expenses, and $0.2 million in marketing program expenses.

     General and administrative expenses in the second quarter of 1999 decreased 51% to $0.4 million as compared to $0.8 million in the second quarter of 1998. For the first six months of 1999, general and administrative expenses decreased 46% to $1.0 million from $1.9 million for the first six months of 1999. The decrease in the second quarter of 1999 as compared to the second quarter of 1998 is a result of $0.2 million in reduced finance and administration costs, $0.1 in Assurance related expenses as a result of the April 1999 spin-out of Assurance Medical Inc and $0.1 million in reduced system expenses. The decrease for the first six months of 1999 as compared to the first six months of 1998 is due to a $0.2 million reduction in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, and $0.4 million reduction in finance and administration expenses and a $0.1 million reduction each for both Assurance Medical expenses and system expenses.

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

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were approximately $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed approximately $80,000 of the restructuring liability during the three months ended March 31, 1999. All remaining restructuring accruals were paid in cash during the three months ended June 30, 1999.

     During the quarter ended June 30, 1999, the activity in the restructuring liability was as follows (in thousands):

                           Balance at                              Balance at
                            March 31,      Cash      Non-Cash       June 30
                              1999        Payments     Items         1999
                          -------------   ----------  ----------  ------------

Employee termination
Benefits                   $      22       $      22    $     -     $      -

Asset write-downs                 -               -           -            -

Other facility exit costs        120             120          -            -

                           ----------      ----------  ----------  -----------
                           $     142       $     142   $      -    $       -
                           ==========      ==========  ==========   ==========


     As compared to the first six months of 1998, for the first six months of 1999 cost savings from the 1998 restructuring amounted to approximately $2.7 million, which was in line with management's estimate. The major reductions from 1998 expenditure levels were as follows: $1.6 million in reduced employee expenses, $0.4 million in reduced public relations and selling costs, $0.4 million in clinical and regulatory expenses, $0.1 million in reduced distribution costs and $0.2 million in reduced facility costs (including amortization). Annual cost savings in 1999 (as compared to 1998) are expected to reach approximately $11.0 million.

      Interest income and interest expense

     Interest income in the second quarter of 1999 decreased 66% to $0.3 million as compared to $0.8 million in the second quarter of 1998. For the first six months of 1999 interest income decreased 65% to $0.6 million from $1.7 million for the first six months of 1998. These decreases were attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase a portion of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes").

     Interest expense in the second quarter of 1999 decreased 66% to $0.4 million as compared to $1.1 million in the second quarter of 1999. For the first six months of 1999 interest expense decreased 65% to $0.8 million from $2.3 million for the first six months of 1998. Theese decreases were attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 1998 and 1999.

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

      Liquidity and Capital Resources

     Cash and short-term investments totaled $21.1 million at June 30, 1999, compared to $26.3 million at December 31, 1998. At June 30, 1999, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $4.7 million during the six months ended June 30, 1999 was primarily a result of the net loss for the period. In addition, there were decreases in accounts payable and accrued expenses due to the payout of items accrued at December 31, 1998. These uses of cash were partially offset by depreciation and amortization expenses.

     Net cash used by investing activities was $1.3 million during the six months ended June 30, 1999 due primarily to net purchases of short-term investments.

     Net cash used for financing activities was $0.6 million during the six months ended June 30, 1999, as a result of the $0.6 million used to repurchase $1.4 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). In March 1999, the Company repurchased approximately $1.4 million of Notes for approximately $0.6 million. Through June 1999, the Company repurchased a total of approximately $45.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at June 30, 1999 of $23.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Repurchase program was extended by the Company's Board of Directors on June 17, 1999. The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of June 30, 1999, the Company had repurchased approximately 197,000 shares of its Common Stock for approximately $515,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company purchased approximately 10,000 shares for approximately $15,000 as part of this program during the six months ended June 30, 1999.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the CaverMap Surgical Aid and the Symmetra I-125 seed, development of partnerships and alliances for its assets and technology in incontinence. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

      Year 2000

     The Company has identified its Year 2000 risk in three categories: internal business software; imbedded chip technology; and external non-compliance by significant suppliers and service providers.

     INTERNAL BUSINESS SOFTWARE. During 1996, the Company purchased an Enterprise Resource Planning System ("ERP System") which was Year 2000 compliant. The ERP System provides for significantly all of the Company's internal accounting, business management and planning needs. The total hardware, software, installation and testing cost of the ERP System was approximately $1.2 million, which has been spent to date. The Company does not anticipate incurring significant additional costs for further testing and compliance activities.
Given that its internal business software is Year 2000 compliant, the Company does not have a contingency plan in place.

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

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS. The Company has identified all of its significant suppliers and service providers to determine the extent to which the Company's business is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers include those that supply the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the Symmetra I-125 seeds, the AlloSling incontinence surgical products, and the INTROL Bladder Neck Support Prosthesis. At this time, the Company has begun the process of contacting its significant suppliers (including those that supply its products) and service providers concerning their successful completion of a Year 2000 compliance testing or indication that they were working toward achieving Year 2000 compliance. At this time, the Company has received notification from most significant suppliers and service providers of their Year 2000 compliance. However, some responses were made only informally, and formal notification is still pending. Based upon the results of the remaining inquiries to significant suppliers and service providers, and to the extent that responses to Year 2000 readiness responses are unsatisfactory, the Company intends to develop a contingency plan. There can be no assurance that all significant suppliers and service providers will successfully complete their Year 2000 compliance, that the Company's contingency plans could replace those noncompliant suppliers or service providers (including those that supply its products) with suppliers or service providers that are Year 2000 compliant, or that these Year 2000 issues would not have a material adverse effect on the Company. The main risks associated with the Year 2000 issue are the uncertainties as to whether the Company's suppliers or service providers can continue to perform their services for the Company uninterrupted by the Year 2000 event. The Company's suppliers and service providers, if they are unable to remediate their Year 2000 issues, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as Federal Express and UPS to deliver goods to customers; accordingly should one or more of these delivery services prove unable to make deliveries as a result of Year 2000 issues, the Company's cash flow and business would be severely affected. Although the state of readiness of the Company's suppliers and service providers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or service providers. Nor can any assurance be given as to the eventual effectiveness of the Company's contingency plans.
     The preceding discussion contains forward-looking statements information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in underlying assumptions.

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Quarterly Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and introducer needle and the Allosling surgical products, including the timing and extent of initial or other sales, (ii) the timing related to the commencement of marketing activities for the commercial launches of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and (v) continued development of partnerships and/or strategic alliances for the relevant incontinence and related assets and technology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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

Part II.  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

     On May 21, 1999 the Company held its Special Meeting of Stockholders to consider and vote upon the following two proposals:

     (1) A proposal to elect two Class II directors of the Company, each to hold a three-year term.

     (2) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ended December 31, 1999.


     Results with respect to the voting on each of the above proposals were as follows:
                                                        Withheld
                                        For             Authority
                                   ----------------   -------------

     (1) Election of Directors
          David P. Fialkow              4,507,333           67,005
          Thomas E. Tierney             4,507,563           66,775


                                        For            Against    Abstain
                                   ----------------   ---------  ----------

     (2) Ratification of
         PricewaterhouseCoopers
         LLP as independent
         accountants                    4,547,084       26,006      1,248







Item 6.  Exhibits

           27         Financial Data Schedule



Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. While approximately 17% of the Company's sales for the six months ended 1999 were made to a customer in Japan, these sales are denominated in US dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the Japanese Yen, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: August 13, 1999                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: August 13, 1999                 /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Director of
                                             Finance (Principal Financial and
                                             Accounting Officer)