Form 10-Q
period 1999-09-30
UROMED CORP
filed 1999-11-12
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 1999

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,176,957 shares of Common stock, no par value,
                       outstanding at October 29, 1999.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 1999


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at September 30, 1999 and December 31, 1998           3

Condensed Statement of Operations for the three and nine months
ended September 30, 1999 and 1998                                             4

Condensed Statement of Cash Flows for the nine months ended
September 30, 1999 and 1998                                                   5

Notes to Condensed Financial Statements                                   6 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10 -16



Part II - OTHER INFORMATION


Item 6.  Exhibits                                                            17

Item 7a. Quantitative and Qualitative Disclosures
About Market Risk                                                            17

Signatures                                                                   18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      September 30, December 31,
                                                        1999          1998
                                                     ----------    -----------


                                     Assets
Current assets:
      Cash and cash equivalents                       $  6,895      $ 11,576
      Short-term investments                            16,278        14,704
      Accounts receivable                                  537           224
      Inventories                                          660           422
      Prepaid expenses and other assets                    510           640
                                                     ----------    ----------

           Total current assets                         24,880        27,566

Fixed assets, net                                          209         4,414
Other assets                                             2,137         1,626
                                                     ----------    ----------

                                                      $ 27,226      $ 33,606
                                                     ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    114      $    250
      Accrued expenses                                   1,859         3,026
                                                     ----------    ----------

           Total current liabilities                     1,973         3,276
                                                     ----------    ----------

Convertible subordinated notes                          23,406        24,756
                                                     ----------    ----------
Stockholders' equity:
     Common stock                                      107,210       107,222
     Other stockholders' deficit                      (105,363)     (101,648)
                                                     ----------    ----------

          Stockholders' equity                           1,847         5,574
                                                     ----------    ----------

                                                      $ 27,226      $ 33,606
                                                     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                 Three Months Ended          Nine Months Ended
                                   September 30,               September 30,

                                -------------------         ------------------
                                  1999       1998           1999        1998
                                --------   --------        --------   --------

Revenues                         $   719     $  271        $  1,837  $    452
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                   608        809           1,949      2,811
  Research and development           445      1,067           1,784      4,443
  Marketing and sales                505        720           1,547      3,636
  General and administrative         364        682           1,387      2,591
  Restructuring                       -          -           (   80)     1,024
                                --------   --------         -------    -------

       Total costs and expenses    1,922      3,278           6,587     14,505
                                --------   --------         -------    -------
Loss from operations              (1,203)    (3,007)        ( 4,750)   (14,053)

Gain on sale of assets               672         -              672         -
Interest income                      297        730             877      2,394
Interest expense                  (  385)    (1,077)         (1,176)   ( 3,345)
                                --------   --------        --------    -------
Loss before extraordinary gain
on early retirement of debt       (  619)    (3,354)         (4,377)   (15,004)

Extraordinary gain on early
retirement of debt                    -       4,865             701      4,865
                                --------    --------        --------    --------

Net income (loss)                $(  619)    $1,511        $ (3,676)  $(10,139)
                                =========   =========      =========  =========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                        $( .12)     $( .63)      $   ( .84)   $ (2.82)

  Extraordinary gain on
  early retirement of debt            -         .92             .14        .92
                                --------    --------        -------    -------
      Net income (loss)          $( .12)     $ 0.29        $ (  .70)   $ (1.90)
                                ========    ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                       5,177       5,262           5,181      5,327
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                   --------------------------
                                                      1999             1998


Net cash used in operating activities              $ (5,962)       $ (13,928)
                                                   ---------        ---------
Cash flows from investing activities:
      (Purchases) sales of short-term
        investments, net                             (1,615)          17,944
      Purchase of fixed assets                           (7)         (   543)
      Proceeds from sale of assets                    3,340               -
      Decrease in other assets                          196               37
                                                   ---------        ---------
        Net cash provided by
          investing activities                        1,914           17,438
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock              3               41
      Purchase of common stock                          (15)          (  511)
      Repurchase of convertible subordinated notes   (  621)          (3,399)
                                                   ---------        ---------
        Net cash used for
          financing activities                       (  633)          (3,869)
                                                   ---------        ---------

        Net decrease
          in cash and cash equivalents               (4,681)          (  359)

Cash and cash equivalents, beginning of period       11,576            12,007
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  6,895          $ 11,648
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                               $   1,436          $ 2,250





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


2.         Basis of Presentation

     The condensed balance sheet at September 30, 1999 and the condensed statement of operations for the three and nine months ended September 30, 1999 and 1998 and the condensed statement of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

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


3.         Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                     At Dec 31, 1998      At September 30, 1999
                                  --------------------   ----------------------
      Raw materials                      $   85                 $  143
      Work in process                        22                    238
      Finished goods                        315                    279
                                        ---------               --------
                                         $  422                 $  660
                                        =========               ========


4.         Comprehensive Loss

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income/(loss) and its components in the financial statements. The Company's comprehensive loss for the three months and nine months ended September 30, 1999 and 1998 was as follows (in thousands):
                                          Three months ended  Three months ended
                                          September 30, 1999  September 30, 1998
                                             --------------     --------------
                 Net income (loss)              ($  619)            $1,511
                 Unrealized gain (loss)
                  on investments
                  available-for-sale                 17                 53
                                                --------           --------
                 Total comprehensive income
                  (loss)                        ($  602)            $1,564
                                                ========           ========



                                          Nine months ended  Nine months ended
                                         September 30, 1999  September 30, 1998
                                             --------------     --------------
                 Net loss                       ($3,676)          ($10,139)
                 Unrealized loss
                  on investments
                  available-for-sale                (26)               (16)
                                                --------           --------
                 Total comprehensive income
                  (loss)                        ($3,702)          ($10,155)
                                                ========           ========

5.         Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000, representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer-oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of $579,000 of employee termination benefits and $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which were terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs included the write-off of $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

     During the fourth quarter of 1998, the Company made certain changes to its restructuring plan and, as a result, an additional charge of $680,000 was
recorded   at  that  time,   representing   additional   facility   exit  costs.
Specifically, the Company decided not to abandon one of the aforementioned facilities slated for closure and, at that same time, committed to abandoning one of the facilities that it had previously expected to keep open. The facility exit costs include the write-off of $500,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the abandonment of the leased facility.

     In March 1999, the Company entered into a lease termination agreement in respect of the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility was $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the three months ended March 31, 1999.

     As of June 30, 1999, all amounts previously accrued for the restructuring had been paid.


6.         Early Retirement of Debt

     On March 19, 1999, the Company repurchased $1.4 million in aggregate principal amount of its Convertible Subordinated Notes. This repurchase occurred in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $0.6 million plus accrued and unpaid interest of $0.04 million. As a result of this repurchase, an extraordinary gain of $0.7 million has been reported in the condensed statement of operations for the three and nine months ended September 30, 1999.

     In November, 1999, the Company repurchased $3.9 million in principal amount of notes in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $2.3 million plus accrued and unpaid interest of $0.05 million. As a result of this repurchase, the Company expects to report an extraordinary gain of $1.6 million during the fourth quarter ended December 31, 1999.

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

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its operating segments based on operating results.

     The tables below presents information about the Company's segments for the three months and Nine months ended September 30, 1999 and 1998. Asset information by segment is not reported, because the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended September 30, 1999

Revenues                              $    719         $    -         $   719
Depreciation                              (202)             -            (202)
Loss from operations                      (888)             -            (888)

Three months ended September 30, 1998

Revenues                              $    271         $    -         $   271
Depreciation                              (457)           (15)           (472)
Loss from operations                    (1,934)          (469)         (2,403)


     The following are reconciliations of the loss from operations presented above to corresponding totals in the accompanying financial statements:

Three months ended September 30,                1999          1998
--------------------------------------------------------------------
         Total for reportable segments      $  (  888)    $  (2,403)
         Corporate                               (315)         (604)
                                            ----------    ----------
         Loss from operations               $  (1,203)    $  (3,007)
                                            ==========    ==========

     Product sales to a customer in Japan were 0% and 27% of total product sales for the three months ended September 30, 1999 and 1998, respectively.

Page 9
                                  Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Nine months ended September 30, 1999

Revenues                              $  1,837         $    -         $ 1,837
Restructuring                               80              -              80
Depreciation                            (1,037)             (9)        (1,046)
Loss from operations                    (2,653)           (422)        (3,075)

Nine months ended September 30, 1998

Revenues                              $    452         $    -         $   452
Restructuring                           (1,024)             -          (1,024)
Depreciation                            (1,224)            (40)        (1,264)
Loss from operations                    (9,552)         (2,036)       (11,588)


     The following are reconciliations of the loss from operations presented above to corresponding totals in the accompanying financial statements:

Nine months ended September 30,                 1999          1998
--------------------------------------------------------------------
         Total for reportable segments      $  (3,075)    $ (11,588)
         Corporate                               (604)       (2,465)
                                            ----------    ----------
         Loss from operations               $  (3,679)    $ (14,053)
                                            ==========    ==========


     Product sales to a customer in Japan were 10% and 12% of total product sales for the nine months ended September 30, 1999 and 1998, respectively.


8.        Assurance Medical Inc Spin-out

     On April 15,  1999,  the Company  completed  the  "spin-out"  of its breast
cancer  technology  into  a  new,  private  company,   Assurance  Medical,  Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The Company will account for its investment under the equity method of accounting as presribed by Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The transaction itself did not have a material impact on the Company's results of operations for the three and nine months ended September 30, 1999. Because the Company's recorded investment in Assurance is zero and the Company does not intend to provide additional funding to Assurance, the Company has not recorded its share of Assurance's net loss since the spin-out.


9.        Treasury Stock

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Repurchase program was extended by the Company's Board of Directors on June 17, 1999. The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of September 30, 1999, the Company has repurchased 197,000 shares of its Common Stock for $515,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company purchased 10,000 shares for $15,000 as part of this program for the nine months ended September 30, 1999. The Company purchased an additional 22,000 shares for $23,000 during November, 1999.


10.        Gain on sale of assets

     On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and is to receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, the Company may receive additional cash consideration in the future in the form of royalty and other payments. As a result of the transaction, the Company reported a gain of $0.7 million in the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis should be read together with "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the FDA-cleared CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the FDA-cleared Symmetra I-125 radioactive seeds, used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and minimally invasive incontinence surgical products. The Company, through its approximate one-third ownership of Assurance Medical Inc., has supported the development of electronic palpation technology in order to aid physicians in finding breast lumps earlier. The Company has also developed technology and assets in office-based incontinence products; the Company continues its efforts to leverage its technology and assets in this area via corporate partnerships and/or strategic alliances. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.


      Results of Operations

      Revenues

     The Company's revenues for the third quarter of 1999 increased 165% to $0.7 million as compared to $0.3 million in the third quarter of 1998. For the first nine months of 1999, revenues increased 306% to $1.8 million as compared to $0.5 million for the first nine months of 1998. These increases are primarily due to increased 1999 sales of CaverMap Surgical Aid related products whereas 1998 sales levels of such products were relatively insignificant. The Company commenced customer shipments of its Symmetra I-125 radioactive seeds during the third quarter of 1999, however, this had a minimal contribution to total quarterly revenue due to limited production quantity availability. Revenues in 1998 were derived primarily from sales of the Company's incontinence products, which are currently not actively marketed by the Company. The Company has entered into and continues to seek partnerships to capitalize on its incontinence products and technology.

      Cost of revenues

     Cost of revenues for the third quarter of 1999 decreased 25% to $0.6 million as compared to $0.8 million in the third quarter of 1998. For the first nine months of 1999 cost of revenues decreased 31% to $2.0 million as compared to $2.8 million for the first nine months of 1998. The major components of the decrease for the third quarter of 1999 as compared to the third quarter of 1998 are reductions of $0.2 million in depreciation, $0.1 million in facilities and corporate-related allocated expenses, and $0.1 million in salaries and related personnel expenses. These reductions are partially offset by an increase of $0.2 million in variable product costs due to increased revenue levels in the third quarter of 1999 as compared to the third quarter of 1998. The areas of major cost reduction in comparing the first nine months of 1999 to the first nine months of 1998 are as follows: $0.5 million in salaries and related personnel costs as a result of the headcount reduction from the 1998 restructuring, $0.4 million attributable to reductions in facilities and corporate-related allocated expenses, and $0.2 million in depreciation. These reductions are partially offset by an increase of $0.3 million in variable product costs due to the increased revenue levels in 1999 as compared to 1998.

      Operating Expenses

     Research and development expenses in the third quarter of 1999 decreased 58% to $0.4 million as compared to $1.1 million in the third quarter of 1998. For the first nine months of 1999 research and development expenses decreased 60% to $1.8 million from $4.4 million for the first nine months of 1998 . The decrease in the third quarter of 1999 as compared to the third quarter of 1998 resulted from the reduction of $0.3 million in breast cancer technology related expenses, due to the spin-out of this technology into a separate corporation in April 1999, and, decreases of $0.2 million in administrative salaries and other expenses, $0.1 million in corporate-related expenses and $0.1 million in incontinence related expenses. For the first nine months of 1999 as compared to the first nine months of 1998, decreases were as follows: reductions of $0.8 million in incontinence related expenses, $0.5 million in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.7 million in breast cancer technology related expenses , $0.2 million of clinical study expenses for the CaverMap Surgical Aid and $0.4 million in administrative and corporate-related expenses.

     On April 15,  1999,  the Company  completed  the  "spin-out"  of its breast
cancer  technology  into  a  new,  private  company,   Assurance  Medical,  Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The completion of this transaction relieves the Company from continuing to fund the development of this technology and, as a result, the Company anticipates that the transaction will result in expenditure savings of approximately $0.45 million per quarter over the course of 1999. The Company is hopeful that it will eventually share in the benefits related to this technology via its equity interest in Assurance, although there can be no assurance that the Company will be able to do so. The transaction did not have a material impact on UroMed's financial position or results of operations. Because the Company's recorded investment in Assurance is zero and the Company does not intend to provide additional funding to Assurance, the Company has not recorded its share of Assurance's net loss since the spin-out.

     In May 1996, the Company acquired the technology underlying the Impress Softpatch, and at June 30, 1999, $3.2 million of manufacturing equipment was included within fixed assets that is specific to the Impress Softpatch manufacturing process. In connection with the restructuring of its operations in 1998, the Company concluded that the best vehicle for capitalizing on the Impress Softpatch product opportunity was a partnership with, or the sale of the technology to, a large company that has an extensive distribution channel. On July 21, 1999, UroMed Corporation entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, UroMed received $3.3 million in cash at closing and will receive an additional $150,000 each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, UroMed may receive additional cash consideration in the future in the form of royalty and other payments. The Company recorded a gain of $0.7 million as a result of this transaction in the third quarter of 1999.

     Marketing and sales expenses in the third quarter of 1999 decreased 30% to $0.5 million as compared to $0.7 million in the third quarter of 1998. For the first nine months of 1999 marketing and sales expenses decreased 57% to $1.5 million as compared to $3.6 million for the first nine months of 1999. The decrease in the third quarter of 1999 as compared to the third quarter of 1998 is due to a $0.1 million reduction in breast cancer technology related expenses due to the April 1999 spin-out of its breast cancer technology and $0.1 million in reduced marketing administrative expenses. The decrease for the first nine months of 1999 as compared to the first nine months of 1998 is due to a reduction of $0.7 million in salaries and related costs as a result of the headcount reduction as part of the 1998 restructuring, $0.4 million in public relations and product literature expenses, $0.2 million in travel and related expenses, $0.2 million in marketing program expenses, and $1.0 million each in marketing administrative expenses and breast cancer technology related expenses.

     General and administrative expenses in the third quarter of 1999 decreased 47% to $0.4 million as compared to $0.7 million in the third quarter of 1998. For the first nine months of 1999, general and administrative expenses decreased 46% to $1.4 million from $2.6 million for the first nine months of 1999. The decrease in the third quarter of 1999 as compared to the third quarter of 1998 is a result of $0.2 million in reduced finance and administration costs and $0.1 in breast cancer technology related expenses. The decrease for the first nine months of 1999 as compared to the first nine months of 1998 is due to a $0.2 million reduction in salaries and related costs as a result of the headcount reduction in the 1998 restructuring, $0.6 million reduction in finance and administration expenses, and a $0.2 million reduction each for both breast cancer technology related expenses and system expenses.

      Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000, representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer-oriented continence care business, which the Company concluded would be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of approximately 40 employees, all of which were terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs included the write-off of $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

     During the fourth quarter of 1998, the Company made certain changes to its restructuring plan and, as a result, an additional charge of $680,000 was
recorded   at  that  time,   representing   additional   facility   exit  costs.
Specifically, the Company decided not to abandon one of the aforementioned facilities slated for closure and, at that same time, committed to abandoning one of the facilities that it had previously expected to keep open. The facility exit costs include the write-off of $500,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the abandonment of the leased facility.

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the three months ended March 31, 1999. All remaining restructuring accruals were paid in cash during the three months ended June 30, 1999.

     As compared to the first nine months of 1998, for the first nine months of 1999 cost savings from the 1998 restructuring amounted to approximately $2.7 million, which was in line with management's estimate. The major reductions from 1998 expenditure levels were as follows: $1.6 million in reduced employee expenses, $0.4 million in reduced public relations and selling costs, $0.4 million in clinical and regulatory expenses, $0.1 million in reduced distribution costs and $0.2 million in reduced facility costs (including amortization).

     Gain on Sale of Assets

     On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and is to receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, UroMed may receive additional cash consideration in the form of royalty and other payments. As a result of the transaction, the Company is reporting a gain of $0.7 million in the third quarter of 1999.

         Interest income and interest expense

     Interest income in the third quarter of 1999 decreased 59% to $0.3 million as compared to $0.7 million in the third quarter of 1998. For the first nine months of 1999 interest income decreased 63% to $0.9 million from $2.4 million for the first nine months of 1998. These decreases were attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase a portion of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes").

     Interest expense in the third quarter of 1999 decreased 64% to $0.4 million as compared to $1.1 million in the third quarter of 1999. For the first nine months of 1999 interest expense decreased 65% to $1.2 million from $3.3 million for the first nine months of 1998. Theese decreases were attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 1998 and 1999.

      Extraordinary gain on early retirement of debt

     On March 19, 1999, the Company repurchased $1.4 million in aggregate principal amount of its Notes. This repurchase occurred in an unsolicited open market transaction, with a person who was not an affiliate of the Company, for a purchase price of $0.6 million plus accrued and unpaid interest of $0.04 million. As a result, an extraordinary gain on the early retirement of these Notes of $0.7 million has been reported in the condensed statement of operations for the nine months ended September 30, 1999. In November, 1999, the Company repurchased an additional $3.9 million in principal amount of Notes in unsolicited open market transactions, with a person who was not an affiliate of the Company, for a purchase price of $2.3 million plus accrued and unpaid interest of $0.1 million. As a result of this repurchase, the Company expects to report an extraordinary gain of $1.5 million during the fourth quarter ended December 31, 1999.

      Liquidity and Capital Resources

     Cash and short-term investments totaled $23.2 million at September 30, 1999, compared to $26.3 million at December 31, 1998. At September 30, 1999, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $6.0 million during the nine months ended September 30, 1999 was primarily a result of the net loss for the period and, to a lesser extent, a decrease in accrued expenses primarily due to payments of previously accrued restructuring expenses and marketing and sales expenses.

     Net cash provided by investing activities was $1.9 million during the nine months ended September 30, 1999 due primarily to the proceeds from the sale of rights to the technology and assets of the Impress Softpatch, partially offset by the net purchase of short-term investments.

     Net cash used for financing activities was $0.6 million during the nine months ended September 30, 1999, as a result of the $0.6 million used to repurchase $1.4 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). In March 1999, the Company repurchased $1.4 million of Notes for approximately $0.6 million. Through September 30, 1999, the Company repurchased a total of $45.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at September 30, 1999 of $23.4 million. In November, 1999, the Company repurchased an additional $3.9 million in aggregate principal amount of its notes for $2.3 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Repurchase program was extended by the Company's Board of Directors on June 17, 1999. The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of September 30, 1999, the Company had repurchased 197,000 shares of its Common Stock for $515,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company purchased 10,000 shares for $15,000 as part of this program during the nine months ended September 30, 1999. The Company purchased an additional 22,000 shares for $23,000 during November, 1999.

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

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS. The Company has identified all of its significant suppliers and service providers to determine the extent to which the Company's business is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers include those that supply the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the Symmetra I-125 seeds, and the INTROL Bladder Neck Support Prosthesis. The Company received Year 2000 compliance notification from its significant suppliers (including those that supply its products) and service providers concerning their successful completion of a Year 2000 compliance testing. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as Federal Express and UPS to deliver goods to customers; accordingly should one or more of these delivery services prove unable to make deliveries as a result of Year 2000 issues, the Company's cash flow and business would be severely affected. Although the state of readiness of the Company's suppliers and service providers will be monitored and evaluated, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or service providers. Nor can any assurance be given as to the eventual effectiveness of the Company's contingency plans.

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

Part II.  OTHER INFORMATION




Item 6.  Exhibits

           27         Financial Data Schedule



Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. While 10% of the Company's sales for the nine months ended September 30, 1999 were made to a customer in Japan, these sales are denominated in US dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the Japanese Yen, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: November 12, 1999                 /s/ John G. Simon
                --------------               ----------------------------------
                                             John G. Simon, President and
                                             Chief Executive Officer


           Date: November 12, 1999                 /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Vice President
                                             of Finance and Administration,
                                             Treasurer