Form 10-K
period 1999-12-31
UROMED CORP
filed 2000-03-30
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

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

                    Yes       X                       No    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 10, 2000, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $30,485,153 based on 4,645,003 shares held by such non-affiliates at the closing price of a share of Common Stock of $6.563 as reported on the Nasdaq SmallCap Market on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 529,559 shares of the 5,174,562 shares of Common Stock outstanding on such date. On March 10, 2000, the registrant had outstanding a total of 5,174,562 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Special Meeting of Stockholders to be held on May 12, 2000 to be filed with the Securities and Exchange Commission on or prior to March 30, 2000 (the "2000 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2000 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                               UROMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K

Table of Contents



Item                                                               Page
                                    Part I

1    Business                                                        3
2    Properties                                                     17
3    Legal Proceedings                                              18
4    Submission of Matters to a Vote of Security Holders            18

                                    Part II

5    Market For Registrant's Common Stock
      and Related Stockholder Matters                               18
6    Selected Financial Data                                        19
7    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 21
8    Financial Statements and Supplementary Data                    28
9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           46

                                    Part III

10    Directors and Executive Officers of the Registrant            46
11    Executive Compensation                                        46
12    Security Ownership of Certain
       Beneficial Owners and Management                             46
13    Certain Relationships and Related Transactions                46

                                    Part IV

14    Exhibits and Financial Statement Schedules                    47


     CaverMap(R) Surgical Aid, Symmetra(TM) Iodine-125 seeds, Impress(TM) Softpatch, and INTROL(R) Bladder Neck Support Prosthesis are trademarks and registered trademarks of UroMed Corporation. All other trademarks and trade names referred to in this report are the property of their respective owners.

PART I

Item 1.  Business

General

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra Iodine-125 ("I-125") radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles. UroMed also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

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

     The Company received regulatory clearance by the FDA in November 1997 to market the CaverMap Surgical Aid in the U.S for use in prostate cancer surgery. In February 2000, the U.S. Food and Drug Administration (FDA) cleared the CaverMap Surgical Aid for U.S. marketing and distribution for use in colorectal surgery in men. The CaverMap Surgical Aid will be used to assist surgeons in performing colorectal cancer surgery in identifying and sparing sensitive nerves responsible for erectile function.

     The Symmetra I-125 seed was cleared by the FDA for marketing in the United States in May 1999. The Symmetra seed is a proprietary Iodine-125 permanent seed implant designed to be similar to the market leading prostate seed implant in dosimetry, outer dimensions and biocompatibility. UroMed's manufacturing partner in the brachytherapy seed business is Bebig Isotopentechnik und Umweltdiagnostik GmbH of Berlin, Germany ("Bebig"). Under UroMed's agreement with Bebig, Bebig developed the implant and UroMed has the exclusive license rights for six and one-half years to market and distribute the Bebig implant in North America and South America and non-exclusive rights elsewhere in the world.

Markets

A.  Prostate Cancer

     UroMed is positioned to address the needs of the prostate cancer market by reason of its two complementary product offerings: the CaverMap Surgical Aid, used to map and monitor the cavernosal nerves during a radical prostatectomy, and the Symmetra I-125 seeds, used in a brachytherapy procedure to treat localized prostate cancer. UroMed has a distinctive approach in focusing its efforts on prostate cancer with product offerings addressing the two largest therapeutic segments of the market for prostate cancer treatments.

     Prostate cancer is the most frequently diagnosed cancer in American males. The wide-spread adoption of prostate-specific antigen ("PSA") testing is largely responsible for an increase in the age-adjusted incidence of prostate cancer over the past decade.

     Until recently, the American Cancer Society and other health organizations predicted a continued rise in prostate cancer incidence in the U.S., with predictions of the number of annual cases as high as 300,000 to 350,000 by the year 2000. However, the incidence rate peaked in 1992 at 191 per 100,000 and declined each year from 1993 through 1995. This decrease in incidence rate is believed to be due to the "cull" effect associated with the advent of the PSA test. A significant improvement in the sensitivity of a diagnostic test generally leads to an increased number of detected cases of the disease that the test is designed to detect. Once these cases clear the system, rates generally fall back down to a level similar to that seen before the improved test. That appears to be the case with the PSA test and the incidence rate of prostate cancer. The American Cancer Society now estimates there will be 180,400 new cases in the U.S. during 2000. Prostate cancer can be fatal if not treated early and comprehensively. In 2000, an estimated 31,900 Americans will die from the disease - the second leading cause of cancer death in men.

     Decisions about which treatment to pursue are made by the patient and the physician, usually a urologist, based on the localization of the cancer, the age and overall health of the patient, and risks and benefits ascribed to each treatment protocol. When cancer has spread beyond the prostate, the patient is usually guided toward chemotherapy and radiation therapy. For those with localized cancer of the prostate, about 60% of those diagnosed, the treatment options include:
     o Radical Prostatectomy: the surgical removal of the prostate and some of the surrounding tissue. Impotence and urinary incontinence are potential complications.
     o External Beam Radiation Therapy: the use of high-energy x-rays to kill cancer cells and shrink tumors. Radiation is administered from machines outside the body. This treatment requires daily visits for a period of 6-8 weeks. Impotence and incontinence occur slightly less often than after Radical Prostatectomy surgery, but damage to the rectum is a potential complication.
     o Brachytherapy Radiation Therapy: an alternative method of radiation treatment, where sealed sources of various radioisotopes are implanted in the prostate to kill the cancer cells during a one and one-half hour outpatient procedure. This procedure is discussed in more detail below.
     o Watchful Waiting: careful observation without further immediate treatment. This is considered an appropriate option for men who have less aggressive tumors, are older than 70, or have significant co-existing illnesses.
     o Hormone Therapy: manipulating hormone levels to inhibit cell growth. To cause cancer cells to shrink, patients may be given LHRH-agonists, which decrease the amount of testosterone in the body, or antiandrogens, which block the activity of testosterone. These drugs are often used to shrink the size of the prostate gland in preparation for additional therapies such as brachytherapy or surgery.
     o Other Treatment  Options:  includes other experimental procedures.

     Each of these options has advantages and disadvantages. In recent years, patient demand has fueled very high growth in rates of prostate brachytherapy, even though the total number of new prostate cancer cases has decreased. The two treatment options that the Company is focused on are:

1.  Brachytherapy

     The permanent implant brachytherapy procedure involves the permanent placement of 65 to 120 tiny pellets or "seeds" containing radioactive material into the prostate surgically. A therapeutic dose of radiation is delivered locally to the tumor and prostate tissue, while minimizing radiation dosage to the surrounding tissues. Some brachytherapy treatments are complemented with external beam radiation therapy ("EBRT"). The concept of using small radiation sources to treat cancer was introduced about a century ago, but it began to show promise for treating prostate cancer only in the last decade.

     The permanent brachytherapy implant procedure has been growing significantly. The procedure provides patients with a minimally-invasive alternative to surgical removal of the prostate or EBRT, both of which may have higher costs and higher rates of complication, including incontinence and impotence.

     The Company believes that almost 36,000 brachytherapy procedures were performed in the U.S. in 1999, accounting for 30% of all therapy for localized (treatable) prostate cancer. We believe that the number of procedures utilizing this therapy will continue to grow.

     Two different isotopes are used in brachytherapy procedures for prostate cancer, iodine-125 (I-125) and palladium-103 (Pd-103). The two isotopes have similar characteristics, and there is no clinical evidence that favors one isotope over the other. I-125 has a slightly higher energy photon, which means it is slightly more penetrating, depositing its energy over a longer distance. Palladium has a lower energy, and a shorter half-life, which allows more radioactivity to be used in each seed with less damage to surrounding tissue. Many physicians use palladium with cancers that they believe are faster growing. Market data suggests that the split between iodine and palladium seed use in 1999 for brachytherapy for prostate cancer treatments is roughly 60% iodine and 40% palladium.

2.  Radical Prostatectomy

     In 1999, there were approximately 80,000 radical prostatectomies performed in the United States. Of this amount, approximately 48,000 were nerve-sparing radical prostatectomies ("NSRP"), which comprised approximately 60% of all radical prostatectomies performed. In 100 hospitals that are performing more than 100 prostatectomies annually, over 11,000 radical prostatectomies were performed in 1999. Of those, 8,400, or approximately 75%, were NSRP.

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

     Dr. Patrick C. Walsh, Chairman of the Brady Urological Institute of Johns Hopkins, is credited with developing and introducing a modified approach to the traditional radical prostatectomy. His modified surgical approach reduced overall morbidity associated with the operation by making it possible to spare the cavernosal neurovascular bundles responsible for erectile function in most patients. In patients with localized prostate cancer, NSRP has been shown to provide effective cancer control with a minimal occurrence of associated complications.

     The reported incidence rate of erectile dysfunction after NSRP ranges from 30 to 90%. This wide range is likely due to variations in the skill of the surgeon, challenging anatomy, and the patient/physician post-surgical reporting process. Physicians and patients consider erectile dysfunction as a significant complication in determining the most appropriate course of treatment for their disease. In January of 2000, the Journal of the American Medical Association
(JAMA) published an article on the complications following a radical prostatectomy. The article concludes that the radical prostatectomy is associated with significant (59.9%) erectile dysfunction. The authors state that knowledge of these results may be particularly helpful to community-based physicians and their patients with prostate cancer who face difficult treatment options.

     Erectile dysfunction is no longer a "behind closed doors" discussion subject. It has become a major discussion topic of the American public, and is widely recognized as a problem with drastic effects on quality of life. The introduction of Viagra has helped to bring the discussion of erectile dysfunction into mainstream daily conversation. Hundreds of thousands of patients, who previously did not discuss their impotence problems, are now seeking relief from erectile dysfunction with Viagra. As a result of Viagra, physician visits are increasing and it is estimated that PSA testing could increase as a result. The Company believes the general awareness level of Viagra will drive patients to be more aware of erectile dysfunction and potentially enhance nerve sparing procedure volume over time.

B.   Colorectal Cancer Surgery

     According to the American Cancer Society, colorectal cancer is the third most common cancer in the U.S. with 129,000 cases diagnosed in 1999, approximately 60% of which were in men. Seventy-three percent of newly diagnosed colorectal cancers occur in persons aged 65 and older. Colorectal cancer incidence increased from 1973 through 1985 particularly in men and then decreased through 1995. The reasons for this trend are not well understood. However, increased polyp removal, advances in treatment protocols, newer surgical techniques, and changes in population dietary patterns may be contributing factors.

     Treatment options for colorectal cancer depend on the size and location of the tumor and the stage of diagnosis. Colorectal cancers are treated using three main approaches:
o Surgery - removal of the tumor and nearby tissues including lymph nodes.
o        Radiation therapy - use of high energy rays to kill cancer cells
o        Chemotherapy - use of drugs that kill cancer cells throughout the body.

     Surgery is the primary treatment for colorectal cancer. Unfortunately, impotence is a common complication as sensitive nerve bundles are sometimes damaged. The CaverMap Surgical Aid may help colorectal cancer surgeons identify the location of these nerve bundles, and, in doing so, may aid in the preservation of sexual function for their patients.

Products

A .  Symmetra I-125 Seeds

     The UroMed seed ("Symmetra") is a proprietary I-125 permanent radioactive seed implant. The Symmetra I-125 seed was designed to meet or exceed established radioactive standards for sealed radioactive sources.

     The Symmetra I-125 seed was cleared by the FDA for marketing in the United States in May 1999. The Company began commercial selling efforts for this product during the third quarter of 1999.

     UroMed entered into agreements with Bebig and Isotope Products Laboratories Inc. of Burbank, California ("IPL") in March of 1998 as a means of entering into the brachytherapy business. Under the terms and conditions of the Company's agreement with Bebig, Bebig developed a brachytherapy implant to which UroMed has an exclusive license to market and distribute in North America and South America (and non-exclusive rights elsewhere in the world) for a period of six and one-half years from the date Bebig is first capable of producing the implant at certain levels. The Company's agreement with IPL, a subsidiary of Bebig, calls for IPL to distribute the Symmetra seeds in the United States for the term of the production agreement between the Company and Bebig.

     The Company has the capability to ship product directly to customers from the facilities at Bebig and IPL. The Company along with Bebig has the ability to warehouse product both at the Bebig and the IPL facilities.

B . UroMed Prostate Seeding Needles

     The Company offers introducer needles for brachytherapy use. These needles were commercially available beginning in the fourth quarter of 1998.

     There are two types of implant needles used for a brachytherapy treatment for prostate cancer that the Company offers. The first is a pre-loaded needle, where the practitioner pre-loads the needles with the correct number of seeds per the treatment plan. The second type of needles, called "Mick" needles involves use of a Mick seed implant device, a registered trademark of Mick Nuclear, Inc.

C . CaverMap Surgical Aid

     The CaverMap Surgical Aid was cleared by the FDA for marketing for prostate cancer surgery in men in the United States in November 1997. The Company began commercial selling efforts for this product during the second quarter of 1998. The CaverMap Surgical Aid was cleared by the FDA for marketing for colorectal cancer surgery in men in February 2000.

     The CaverMap Surgical Aid is a new product in the field of urologic surgery. This product is the first tool of its kind, developed to address the surgical needs of the physician during the "nerve location and sparing" segment of the radical prostatectomy. Advances in nerve stimulation techniques coupled with real-time feedback tumescence monitoring developed by UroMed can assist the physician in the identification, mapping and preservation of the neurovascular bundles during NSRP. The system consists of a control unit, reusable probe handle, disposable probe tip, disposable tumescence sensor and related patient and ground leads. The CaverMap Surgical Aid is used intraoperatively during the procedure by the physician to stimulate the cavernosal nerves and measure minute changes in tumescence of the penis. The physician uses the device to map the course of the nerves and then uses this information to aid his dissection plan. If the physician can perform the dissection without damage to the cavernosal nerves, we believe that post-operative potency rates will improve.

     Two clinical studies have been undertaken to evaluate the CaverMap device. A single-center clinical study was undertaken by Dr. Laurence Klotz of Sunnybrook Health Science Centre in Toronto, Canada to determine the feasibility of using intraoperative nerve stimulation and real time penile tumescence monitoring to guide the physician's dissection during NSRP. Erectile function prior to surgery and during a one year period following surgery was assessed by patient self-reporting. Nineteen patients who reported erectile function prior to surgery had one-year follow-up data available. A response to nerve stimulation was elicited in seventeen of these nineteen patients. Sixteen of the 17 patients (94%) who demonstrated a response to stimulation during surgery reported recovery of partial or full erectile function during the one year period following surgery. The two patients who showed no response to intra-operative nerve stimulation reported no erectile function following surgery. This experience contrasted sharply with the investigator's prior historical experience of 30% erectile function, leading him to conclude that the use of CaverMap could significantly improve outcomes for patients. No adverse events were reported that related to the use of the device. Dr. Klotz and five other Canadian centers also undertook a multi-center study involving 61 patients undergoing radical prostatectomy for early stage prostate cancer. The CaverMap product was used intraoperatively to help locate the cavernous nerve during NSRP. Use of the CaverMap Surgical Aid in this multi-center study led to a 30% improvement in "successful" bilateral nerve sparing patients when compared to the control group patients. Many patients have been able to return to a normal life, experiencing minimal complications post-operatively. This preliminary data was presented at the 93rd annual meeting of the American Urological Association meeting on June 2, 1998.

    The Company now has an installed base of CaverMap control units in approximately 110 accounts performing radical prostatectomies in the United States. Many of these accounts are surgical centers that perform colorectal cancer surgery as well. The Company's initial strategy is to expand the colorectal application of CaverMap to these centers.

D.   Allosource Cadaveric Fascia Kits

     The first area in the urologic community in which the Company developed customer relationships is female urinary incontinence. The Company is presently in this market with the offering of Allosource Cadaveric fascia. The fascia is used during a surgical procedure to treat stress urinary incontinence. The Company has competed in the fascia market since 1998, and is supplied its fascia through a supply agreement with Allosource of Denver, Colorado.

Competition and Market Dynamics

     The largest changes in the brachytherapy for prostate cancer marketplace in the last few years has been the new product offerings in both iodine and palladium seeds. The Company believes that new products will continue to affect the market in 2000.

     At the end of 1999, there were five companies supplying brachytherapy seeds for prostate cancer treatment in the United States, including UroMed. Six new competitors are expected to launch products in 2000.

     The Company believes Nycomed Amersham was the market leader in iodine seed for prostate cancer in 1999. Johnson & Johnson Indigo distributes Theragenics Corporation's "Theraseed" product which competes and was the market leader in the palladium area of the seed prostate cancer market in 1999. Other competitors are Mentor Corporation, which distributes an iodine seed manufactured by North American Scientific, and Imagyn Corporation which began competing in the iodine seed market during 1999.

     Although the Company anticipates additional entries into the brachytherapy seed market given the tremendous growth projected for this market, the Company believes that the number of additional entries may perhaps be limited because of the barriers to entry such as the long lead time required for regulatory review, and experience required to design, evaluate, and manufacture a sealed radioactive source of this size in substantial quantities.

     The Company is not aware of any products that directly compete with the CaverMap Surgical Aid. However, competition exists in the form of other treatments and therapies for prostate and colorectal cancers, as noted in the "Markets" section above.

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

     In the longer term, the Company intends to leverage its customer relationships and its core technologies to expand into other interventional therapeutic areas outside of prostate cancer. If such expansion requires distribution outside of the urology/radiation oncology markets, UroMed intends to gain such distribution through corporate partnerships and strategic alliances.

B. Marketing Strategy

     UroMed is dedicated to establishing itself as a leader in the innovative treatment of prostate cancer with the introduction of the CaverMap device. There are four elements to the Company's marketing strategy for CaverMap: (1) build a strong clinical data base and gain endorsement for the product from leaders in the field of urology as a potential standard of care; (2) establish broader clinical education and experience in favor of the product, (3) generate patient awareness of and demand for the product, and (4) secure favorable reimbursement for use of the device from insurers, managed care organizations and other health care industry participants.

Sales Strategy and Organization

     The sales organization currently consists of seven sales representatives reporting to the Vice President of Sales and one national accounts manager for brachytherapy reporting to the brachytherapy product manager. The sales representatives and brachytherapy national accounts manager are currently responsible for selling the CaverMap device, the Symmetra I-125 seeds, and the UroMed Prostate Seeding Needles. The efforts in selling all products are supported by an aggressive effort on the part of the Symmetra and CaverMap product managers and members of the senior management team.

Research and Development/Business Development

     The Company has developed a three-pronged approach to research and development and business development. Strategically, the Company is focusing on
(1) sustaining Research and Development, which includes a focus on supporting the CaverMap device, the Symmetra I-125 seeds and the Company's other existing products from a technical perspective; (2) future projects, which are currently slated for the year 2001 or beyond but which may be moved up as resources become available or market needs dictate; and (3) opportunistic product licensing opportunities which leverage our growing customer relationships. The Company believes that this focused approach to expanding the UroMed portfolio should position the Company as a leader in prostate cancer therapies.

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

     Bebig designed and built an automated brachytherapy seed manufacturing line for production capacity at a rate of 200,000 units per single shift based on its proprietary technology, at its facility in Berlin, Germany.

Medical Office-Based Products

     The Company has developed and acquired office-based products and technology in the market for continence care. The Company has capitalized on these products and technologies via strategic alliances with larger, more established companies. On July 21, 1999, UroMed Corporation entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, UroMed received $3.3 million in cash at closing and will receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, UroMed may receive additional cash consideration in the future in the form of royalty and other payments. The Company recorded a gain of $0.7 million as a result of this transaction in 1999. The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinence patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996.

     During April 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis ("INTROL"). The INTROL, cleared for Rx marketing in the U.S. by the FDA in May of 1995, is a patented intravaginal device which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in 1997. In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK "), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL in Japan. The agreement has a term of three years.

Breast Cancer

     In October 1997, the Company unveiled a technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. This technology is currently being developed by the Assurance Medical, Inc. The Assurance Medical operations were part of UroMed through April 15, 1999. On April 15, 1999, the Company completed the "spin-out" of this technology into a new, private company, Assurance Medical, Inc. ("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximately one-third equity position. As a result of this transaction, the Company no longer has to fund the development of this technology. The Company is hopeful that it will eventually share in the benefits related to this technology via its equity interest in Assurance, although there can be no assurance that the Company will be able to do so. The transaction did not have a material impact on UroMed's financial position or results of operations. Because the Company's recorded investment in Assurance is zero and the Company does not intend to provide additional funding to Assurance, the Company has not recorded its share of Assurance's net loss since the spin-out.

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

     Bebig has filed a patent for their Iodine-125 seed design, which UroMed will market as the Symmetra I-125 seed. Under the terms of its agreement with Bebig, UroMed will have exclusive license rights to market and distribute this seed in North America and South America for a period of six and one-half years from the date Bebig is first capable of producing the seed. UroMed has filed patents pertaining to the packaging of its Symmetra seed.

Regulatory

Prostate Cancer

     The Company received regulatory clearance by the FDA in November 1997 to market the CaverMap Surgical Aid in the U.S. The clearance was through a 510(k) application and the pre-clinical and clinical testing included a variety of tests.

     In February 2000, the U.S. Food and Drug Administration (FDA) cleared the CaverMap Surgical Aid for U.S. marketing and distribution, through a 510(k) application, for use in colorectal surgery in men. The CaverMap Surgical Aid will be used to assist surgeons in performing colorectal cancer surgery in identifying and sparing sensitive nerves responsible for erectile function.

     The Company received regulatory clearance by the FDA in May 1999 to market the Symmetra I125 seed for a brachytherapy treatment in the U.S. The clearance was through a 510(k) application.

Office-Based Continence Care Products

     FDA clearance to market the Impress Softpatch was granted in May 1996 on the basis of a 510(k) Notification application originally filed, based on the clinical trial data compiled, by Advanced Surgical Intervention, Inc. in September 1995.

     The INTROL was cleared for marketing in the United States by the FDA in May 1995 through a 510(k) application filed by Johnson & Johnson Medical, Inc. A clinical trial was conducted to support the safety and effectiveness of the INTROL for the treatment of stress urinary incontinence.

Government Regulation

     The CaverMap Surgical Aid, the Symmetra I-125 seeds, and the INTROL, as well as certain products currently under development by the Company, are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical and surgical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to FDA-mandated "Quality System Regulation." Generally, Class II devices are those whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new or not substantially equivalent devices introduced after May 28, 1976.

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

     If a manufacturer commercializes a medical device, it is required to register with the FDA and to list all of its devices. In addition, any such manufacturer will be subject to inspection on a routine basis for compliance with the FDA's Quality System Regulation. The Company's facility in Norwood, Massachusetts, was registered with the FDA and successfully passed an inspection. The FDA's regulations also require that such manufacturer manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, such manufacturer is required to comply with various FDA requirements for labeling and reporting of adverse reactions and may be required to meet rules governing product tracking and post-market surveillance.

Employees

     As of December 31, 1999, the Company employed approximately 34 individuals on a permanent basis.

     None of the Company's employees are covered by collective bargaining agreements.

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and introducer needle including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology, and (v) the risk of the Company's dependence on Bebig to manufacture the Symmetra I-125 seeds and the Company's dependence on Symmetra's overall contribution to the Company's operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     - - The uncertainty that the CaverMap Surgical Aid and Symmetra I-125 seeds will gain market acceptance among physicians in the United States.

     - - The uncertainty that the Company will be able to develop and maintain an effective sales force and implement a successful marketing campaign
     for the   CaverMap  Surgical Aid and the Symmetra I-125  brachytherapy seed in the United States.

     - - The Company's dependence on others, including Bebig, for its products and raw materials and other certain components of its products, including certain materials available only from single sources.

     - - The uncertain protection afforded the Company by its patents and/or other intellectual property rights relating to the Company's products.

     - - The uncertainty as to whether the Company will be able to market and sell its products at prices that permit it to achieve satisfactory margins in the production and marketing of its products.

     - - Risks relating to FDA and other governmental oversight of the Company's operations, including the possibility that the FDA could impose costly additional labeling requirements on, or restrict the marketing of, the Company's products, or suspend operations at one or more of the Company's facilities.

     - - The uncertainty of the size of the potential markets of the Company's products.

                                  RISK FACTORS

The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Cashflow and Convertible Notes

     There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"), of which $17,393,000 aggregate principal amount was outstanding at December 31, 1999. The Company expects its operating losses to increase over the foreseeable future and there can be no assurance that the Company will be have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Notes at October 15, 2003.

Limited Operating History; History of Losses; Profitability Uncertain

     The Company has experienced significant operating losses since inception and, as of December 31, 1999, had an accumulated deficit of $104.1 million. The Company has never successfully commercialized any of its products. In addition, the development and commercialization by the Company of its products and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize these products. The Company expects its operating losses to increase over the foreseeable future and there can be no assurance that the Company will be profitable in the future or that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Nasdaq SmallCap Continued Listing

     The Company is presently subject to the continued listing requirements of the Nasdaq Small Cap exchange. There can be no assurance that the Company will be able to continue to meet these continued requirements. There can also be no assurance that any de-listing from the Nasdaq SmallCap exchange will not have a material adverse effect on the liquidity and value of the Company's stock.

Uncertainty of Market Acceptance for the Company's Products

     The CaverMap Surgical Aid and the Symmetra I-125 seeds will be competing against existing treatments and competing products in the prostate cancer market. There can be no assurance of the market acceptance of these products.

Dependence on Bebig for Symmetra I-125 Seed Manufacturing

     The Company expects to derive a substantial portion of its revenues for the next several years from sales of the Symmetra I-125 Seed. The Company presently has a production agreement in place with Bebig to produce the Symmetra seed for six and one-half years. Any interruption in the Symmetra seed manufacturing process would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Others for Products and Raw Materials

     The Symmetra seed is supplied solely by Bebig and certain of the raw materials for the manufacture and assembly of the CaverMap Surgical Aid are available only from single sources and are manufactured by third parties. Interruptions in supplies of raw materials may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices generally. Significant interruption in the supply of raw materials currently used by the Company for its products could have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Experience

     Although the FDA has cleared the CaverMap Surgical Aid and the Symmetra I-125 seed for brachytherapy treatments in the United States, the Company has sold only limited amounts of these products. The Company has developed a direct marketing and sales group in the United States for its products. However, there can be no assurance that the Company has built an effective sales force, will be able to continue to attract and retain a qualified marketing and sales group in the United States, or can otherwise design and implement an effective marketing and sales strategy for the CaverMap Surgical Aid and the Symmetra I-125 seeds, or any future product developed by the Company.
Lack of Distribution Experience

     The Company has limited experience in distributing units of its products to its ultimate consumers. The Company ships all CaverMap related products directly from its offices in Norwood, Massachusetts. The Symmetra seed shipments are shipped directly to customers from IPL's warehouse in Burbank, California or Bebig's facility in Berlin, Germany.

Competition and Technological Advances

     The markets for prostate cancer treatment, particularly brachytherapy are highly competitive. The Company's ability to compete in these areas will depend upon the consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing, marketing and distribution capabilities and its ability to attract and retain skilled employees. Certain of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources.

Risks Relating to FDA Oversight and Other Government Regulation

     The facilities at which the Company or its key suppliers manufactures its product, are subject to regulation by the FDA and, in many instances, by comparable agencies in the foreign countries in which these devices are distributed and sold. The process of obtaining regulatory approvals for the marketing and sale of any additional products, or the modification of existing products, by the Company could be costly and time-consuming and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods, impose substantial additional costs and furnish an advantage to competitors who have greater financial resources. Moreover, regulatory approvals for new or modified products, if granted, may include significant limitations on the indicated uses for which a product is marketed. In addition, the extent of potentially adverse governmental regulations that might arise from future legislative, administrative or judicial action cannot be determined. Any material product recall or loss of certification of the Company's manufacturing facility, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to regulation under federal, state and local regulations regarding maintenance of a licensed pharmacy, work place safety, environmental protection and hazardous and controlled substance controls, among others. The Company cannot predict the extent of government regulations or impact of new government regulations which might have an adverse effect on the production and marketing of the Company's products.

Risk of Inadequate Funding; Future Capital Funding

     The Company plans to continue to expend substantial funds on marketing, research and product development, seeking out partnerships that fit into its strategic platforms and pursuit of regulatory approvals. In addition, the Company's Notes mature in October 2003.

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

Product Liability Risk; Limited Insurance Coverage

     The manufacture and sale of medical products and the conduct of clinical trials using new technology entail the risk of product liability claims. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities which it might incur in connection with the clinical trials for any of its products or the commercialization of any of its products. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of product liability claims brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any claims, even if not ultimately successful, could adversely affect the market acceptance of the Company's products.

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

Concentration of Ownership

     As of December 31, 1999, directors and executive officers of the Company and their affiliates owned approximately 16% of the outstanding Common Stock (including options to purchase Common Stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

     The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

     The future sale of shares of the Company's Common Stock could have an adverse effect on the market price of the Common Stock or the Notes. The Company currently has two effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 1,703,508 shares of Common Stock held by certain current shareholders of the Company. Of these 1,703,508 shares, 1,236,902 shares are covered by a registration statement which was declared effective in October 1995 registering shares of Common Stock held by approximately 73 holders. These shares, representing shares of Common Stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. The remaining 467,005 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 50,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. All of the shares covered by these registration statements are freely tradeable in the open market without volume limitations unless held by one of our affiliates. As of December 31, 1999 the Company also had options outstanding to purchase an aggregate of 312,975 shares of Common Stock and had an additional 86,633 shares of Common Stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act. As of December 31, 1999, the Company had reserved 372,775 shares of Common Stock for issuance upon conversion of the Notes.

Item 2.  Properties

     The Company currently leases space in one facility in Norwood, Massachusetts. This lease commenced in 1997 has a five-year term and is for a 9,000 square foot area which occupies all administrative, research and development, marketing and manufacturing staff of the Company.

     The Company terminated operating leases at two locations during 1999. The Company terminated the Needham, Massachusetts facility as part of its restructuring. This was a 40,000 square-foot facility which had a lease set to expire in 2001. The Company entered into a lease termination agreement effective March 15, 1999. The second lease terminated during 1999 was for the lease for the Assurance Medical Inc. staff in Hopkinton, Massachusetts. This lease was terminated by the Company in conjunction with the April 1999 spin-off of the Assurance Group into a separate corporation.

Item 3.  Legal Proceedings

     The Company is not involved in any material legal proceedings, nor is the property of the Company the subject of any such proceedings.

Item 4.  Submission of Matters to a
Vote of Security Holders.

     During the fourth quarter of the Company's 1999 fiscal year, there were no matters submitted to a vote of the security holders of the Company.

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     UroMed's common stock is traded on the Nasdaq SmallCap Market under the symbol URMD. As of December 31, 1999 there were 307 registered holders of the Company's common stock. The Company has not paid dividends on its common stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth for the periods indicated the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.

Year Ended December 31, 1999                           High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $  2  3/32    $1  1/4
Second Quarter                                           2           1  3/16
Third Quarter                                            1  15/32    1  1/8
Fourth Quarter                                           1  5/16     31/32

Year Ended December 31, 1998                          High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $ 20   5/32   $8  1/8
Second Quarter                                          12   ---     4 13/16
Third Quarter                                            5   5/16    1  1/4
Fourth Quarter                                           3   5/8 0   1  1/8

Item 6.  Selected Financial Data

                              Selected Financial Data

Year Ended December 31,
                     1999         1998          1997         1996         1995
                  ----------  ------------   ----------  ------------  ---------
(in thousands,
except per share
amounts)
Statement of
Operations Data:

Revenues          $  2,645     $   837         $   503      $ 2,622     $ 1,052
                  ----------  -------------  ------------ ------------ ---------
Cost and expenses:
 Cost of revenues    2,499       3,413           4,722        5,110       2,564
 Research and
  development        2,137       5,367          11,692       37,597(1)    6,821
 Marketing and
  sales              2,119       4,098          13,233        7,276       2,169
 General and
  administrative     1,767       4,175           5,514        2,816       1,898
 Restructuring        ( 80)      1,704             --          --          --
                  ----------  ------------   ----------  ------------  ---------
 Total costs
   and expenses      8,442      18,757          35,161       52,799      13,452
                  ----------  ------------   ----------  ------------  ---------
Loss from
operations         ( 5,797)    (17,920)        (34,658)     (50,177)    (12,400)

Gain on sale
of assets              672        --              --           --          --

Interest (expense)
 income, net         ( 376)    ( 1,074)             25        2,517       2,688
                   ----------  ------------   ----------  ------------  --------
Loss before
 extraordinary
 gain on early
 retirement
 of debt           ( 5,501)      (18,994)      (34,633)    (47,660)      (9,712)

Extraordinary
 gain on early
 retirement of
 debt                3,021        23,273          --            --          --
                  ----------  ------------   ----------  ------------  ---------

Net income
   (loss)       $  ( 2,480)  $     4,279   $   (34,633)   $ (47,660)   $ (9,712)
                 ==========  =============  ===========  ============= =========

Basic and
diluted net
income (loss)
per share       $   (0.48)    $    .81     $    (1.30)    $   (1.87)   $   (.46)
                 ==========  =============  ===========  ============= =========

 Basic and
 diluted
 weighted average
 common shares
 outstanding        5,179          5,290         5,316        5,109       4,252
                 ==========  =============  ===========  ============= =========

(1) Includes $30.2 million for the acquisition of the Impress Softpatch technology and related expenses. See Note 10 to the Financial Statements.


As of December 31,
                      1999        1998          1997         1996         1995
                  ----------  ------------   ----------  ------------  ---------
Balance Sheet
 Data:
   Cash, cash
    equivalents
    and short-term
    investments   $  17,862    $  26,280     $  65,025    $ 101,638   $ 60,427
   Working capital      871         (466)       60,907       98,013     57,681
   Total assets      21,876       33,606        76,593      110,488     64,264
   Long-term debt    17,393       24,756        69,000       69,000       --
   Accumulated
    deficit        (104,128)    (101,648)     (105,927)     (71,294)   (23,634)
   Total
    stockholders'
     equity           2,991        5,574         1,785       35,952     60,092

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis should be read in conjunction with "Forward-Looking Statements and Associated Risks" and "Risk Factors" contained in Item 1 of this Annual Report on Form 10-K.

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds, used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles. UroMed, through its approximate one-third ownership of Assurance Medical Inc. has supported the development of electronic palpation technology in order to aid physicians in the important mission of finding suspicious breast lumps earlier. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

                         Results of Operations
                 Years Ended December 31, 1999 and 1998

Revenues

     The Company's revenues increased by 216% to $2.6 million from $0.8 million for 1999 as compared to 1998. The increase is primarily due to the increased sales in 1999 of the CaverMap Surgical Aid, while 1998 sales levels of this product were relatively insignificant. Additionally, the Company commenced shipments of its Symmetra I-125 seed during the third quarter of 1999 and recorded total related revenues of $0.2 million in 1999. Revenues in 1998 were derived primarily from sales of the Company's previously marketed line of incontinence products, which are currently not actively marketed by the Company.

Cost of Revenues

     Cost of revenues decreased by 27% to $2.5 million from $3.4 million for 1999 as compared to 1998. The decrease is the result of reductions in salaries and related expenses of $0.5 million primarily the result of the headcount reduction from the 1998 restructuring, facilities and corporate-related allocation reductions of $0.4 million, and a $0.5 million reduction in depreciation expense. All the reductions are partially offset by an increase of $0.5 million in variable product costs due to the increased revenue levels in 1999 as compared to 1998.

Research and Development

     Research and development expenses decreased by 60% to $2.1 million from $5.4 million for 1999 as compared to 1998. The decrease in 1999 is the result of the following: a $1.5 million decrease in Assurance Medical related expenses due to the April 1999 spin-out of this group into a separate corporation; a reduction of $0.8 million in incontinence surgical related prototype, design and consulting expenses; a decrease of $0.5 million in salary and related expenses primarily the result of the headcount reduction from the 1998 restructuring; a decrease of $0.3 million in administrative and corporate-related expenses; and a $0.2 million reduction in clinical study related expenses on behalf of the CaverMap Surgical Aid.

     In October 1997, the Company unveiled a technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. The technology is currently being developed by Assurance Medical, Inc. The Assurance Medical operations were part of UroMed Corporation through April 15, 1999. On April 15, 1999, the Company completed the "spin-out" of this technology into a new, private company, Assurance Medical, Inc. As a result of this transaction, the Company no longer has to fund the development of this technology and therefore had savings of approximately $2.3 million in operating expenses for 1999 as compared to 1998. The transaction did not have a material impact on UroMed's financial position or results of operations. The Company's initial equity investment of $0.1 million has been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999.

Marketing and Sales

     Marketing and sales expenses decreased 48% to $2.1 million from $4.1 million for 1999 as compared to 1998. The decrease in 1999 is the result of the following: $0.6 million in reduced Assurance Medical related expenses due to the spin-out; $0.6 million in salaries and related expenses partially as a result of the 1998 restructuring and partially the result of employee attrition during 1999; $0.4 million in reduced public relations and product literature expenses for incontinence surgical products which were actively marketed in 1998 and not in 1999; and $0.4 million in administrative and other marketing program related expenses.

General and Administrative

     General and administrative expenses decreased by 58% to $1.8 million from $4.2 million for 1999 as compared to 1998. The decrease is the result of the following: 1998 included a $1.0 million charge for the write-off of the carrying value of the Company's investment in Medworks Corporation (see Item 8: Financial Statements and Supplementary Data, footnote 6 to the financial statements); a decrease from 1998 to 1999 of $0.7 million in finance and administrative expenses; a decrease from 1998 to 1999 of $0.3 million in Assurance Medical related expenses due to the spin-out; and a decrease from 1998 to 1999 of $0.3 million in systems related expenses.

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

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility was $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during 1999. All remaining restructuring accruals were paid in cash in 1999.

     During the year ended December 31, 1999, the activity with respect to the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,      Cash                  December 31,
                               1998        Payments   Adjustments      1999
                         --------------   ----------  -----------  ------------
Employee termination
Benefits                   $      55       $    55     $      --      $    --

Other facility exit costs        304           224            80           --
                          -------------   ----------  ----------  ------------
                           $     359       $   279     $      80      $    --
                          =============   ==========  ==========  ============

    As compared to 1998, 1999 cost savings from the 1998 restructuring amounted to approximately $2.7 million, which was in line with management's estimate. The major reductions from 1998 expenditure levels were as follows: $1.6 million in reduced employee expenses, $0.4 million in reduced public relations and selling costs, $0.4 million in clinical and regulatory expenses, $0.1 million in reduced distribution costs and $0.2 million in reduced facility costs (including amortization).

Gain on Sale of Assets

     On July 21, 1999, UroMed entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, UroMed received $3.3 million in cash at closing and will receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, UroMed may receive additional cash consideration in the future in the form of royalty and other payments. The Company recorded a gain of $0.7 million as a result of this transaction in 1999.

Interest Income and Interest Expense

     Interest income decreased by 59% to $1.2 million from $2.8 million for 1999 as compared to 1998. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase the Notes (see Note 9 to the Financial Statements).

     Interest expense decreased 61% to $1.5 million from $3.9 million for 1999 as compared to 1998 as a result of the reduction in outstanding convertible Notes due to the repurchases during 1998 and 1999.

Extraordinary Gain on Early Retirement of Debt

     During 1999 and 1998, the Company repurchased some of its Convertible Subordinated Notes Payable (the Notes) for the applicable periods as follows:

---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Years ended:
-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1999         $7,363,000           $4,179,000       $3,021,000

-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1998        $44,244,000          $19,321,000      $23,273,000

-------------------- ----------------------- ---------------- ------------------

     The repurchases of the Notes occurred in open market transactions with persons who were not affiliates of the Company. In addition to the cost of the principal repurchased as noted in the table above, the Company incurred additional costs of $163,000 and $1,650,000 in 1999 and 1998, respectively, relating to deferred financing fees written off and other fees incurred as a result of the repurchases.

     Of the $44,244,000 of Notes repurchased in 1998, $34,924,000 represents Notes repurchased as part of the Company's announced tender offer which was completed on October 22, 1998. The remaining $9,320,000 of repurchased Notes occurred in open market transactions with persons who were not affiliates of the Company.

     Subsequent to December 31, 1999 and through March 30, 2000, the Company repurchased approximately $3.0 million in aggregate principal amount of its Notes for approximately $1.7 million. This transaction will be reported in the quarter ended March 31, 2000.

                              Results of Operations
                    Years Ended December 31, 1998 and 1997

Revenues

     The Company's revenues increased by 66% to $0.8 million from $0.4 million for 1998 compared to 1997. The increase is primarily the result of the first two full quarters of sales of the CaverMap Surgical Aid in 1998 and revenue from INTROL Bladder Neck Support Prosthesis through the distribution agreement with Johnson & Johnson Medical K.K. entered into in 1998. 1997 revenues consisted of the recognition of deferred revenue from a portion of the advance payments received upon the signing of certain foreign distribution agreements, which are no longer in place, and small amounts of U.S. sales of the Reliance Insert, the INTROL Bladder Neck Support Prosthesis and the Impress Softpatch.

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

Research and Development

     Research and development expenses decreased by 54% to $5.4 million from $11.7 million for 1998 as compared to 1997. The decrease is the result of decreased headcount in 1998 as a result of the restructuring, significant 1997 expenses incurred in connection with Impress Softpatch scale-up activities and impairment charges in connection with Reliance Insert manufacturing equipment, and reduced consulting and prototype spending in relation to the breast cancer screening technology.

Marketing and Sales

     Marketing and sales expenses decreased 69% to $4.1 million from $13.2 million for 1998 as compared to 1997. This decrease was the result of significant 1997 expenditures incurred in connection with the U.S. launch of the Reliance Insert and market analysis for the Impress Softpatch, and the reduced headcount in 1998 as the result of the restructuring.

General and Administrative

     General and administrative expenses decreased by 24% to $4.2 million from $5.5 million for 1998 as compared to 1997. The decrease is primarily the result of the decreased headcount and fewer system and consulting expenditures in 1998.

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

                         Liquidity and Capital Resources

     At December 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $17.9 million, a decrease of $8.4 million, or 32%, from $26.2 million at December 31, 1998. At December 31, 1999, the Company's funds were invested in U.S. government obligations, corporate debt obligations and money market funds.

     Net cash used in operating activities of $7.2 million for the year ended December 31, 1999 was primarily a result of the $5.5 million loss before the extraordinary gain on the early retirement of debt and decreases of $1.8 million in accounts payable and accrued expenses and the $0.7 million gain on sale of assets, partially offset by depreciation and amortization of $1.2 million.

     Net cash provided by investing activities was $3.3 million for the year ended December 31, 1999, primarily as a result of the net proceeds of sales of fixed assets.

     Net cash used in financing activities was $4.2 million for the year ended December 31, 1999, primarily as a result of the cash used to repurchase $7.4 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69,000,000 of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). During 1999 and 1998, the Company repurchased approximately $51,607,000 in aggregate principal amount of its Notes. The outstanding principal balance of the Notes at December 31, 1999 was $17,393,000. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     During March 2000, the Company repurchased in an open market transaction $3.0 million in aggregate principal of the Notes for $1.7 million. This transaction will be reported in the quarter ended March 31, 2000.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of December 31, 1999, the Company has repurchased approximately 240,000 shares of its Common Stock for approximately $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

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

Year 2000

     The Company has not experienced any significant problems related to the year 2000-date rollover. In general, however, all problems related to the year 2000-date rollover may not yet have become apparent. While the Company believes its efforts to date have successfully addressed the problems, there can be no assurance until the passage of time that no further problems will occur. All year 2000 readiness costs have been expensed through 1999 and were insignificant during 1999.

     The Company identified its Year 2000 risk in three categories: internal business software; imbedded chip technology; and external non-compliance by significant suppliers and service providers.

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

     EXTERNAL NON-COMPLIANCE BY SIGNIFICANT SUPPLIERS AND SERVICE PROVIDERS. The Company identified all of its significant suppliers and service providers to determine the extent to which the Company's business was vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company's significant suppliers included those that supplied the products sold, or proposed to be sold, by the Company including the CaverMap Surgical Aid, the Symmetra I-125 seeds, the Allosource Cadaveric fascia, and the INTROL Bladder Neck Support Prosthesis. The Company received notification from the significant suppliers and service providers of their Year 2000 compliance. The main risks that were associated with the Year 2000 issue were the uncertainties as to whether the Company's suppliers or service providers could continue to perform their services for the Company uninterrupted by the Year 2000 event. The Company's suppliers and service providers, if they were unable to remediate their Year 2000 issues, may be unable to produce or deliver goods ordered by the Company.
     The preceding discussion contains forward-looking statements information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in underlying assumptions.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales for the year ended December 31, 1999 were to foreign customers, primarily in Japan and Europe. All such foreign sales are denominated in US dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the Japanese Yen and the
European  Euro,  the  potential  losses in future  earnings  and cash  flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 8.  Financial Statements and Supplementary Data

Index to the Financial Statements:

                                                                     Page
                                                                    ------
     Report of Independent Accountants................................29

     Balance Sheet at December 31, 1999 and 1998..................... 30

     Statement of Operations for each of the three years
       in the period ended December 31, 1999..........................31

     Statement of Stockholders' Equity for each of the
       three years in the period ended December 31, 1999 .............32

     Statement of Cash Flows for each of the three years
       in the period ended December 31, 1999 .........................33

     Notes to the Financial Statements................................34-44



     Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves............45


     All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or footnotes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of UroMed Corporation

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UroMed Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles which are generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 9, 2000, except for
the last paragraph of Note 9
for which the date is March 30,
2000

Balance Sheet

December 31,                                               1999         1998

- - - --------------------------------------------------------------------------
(in thousands)
  Assets
  Current assets:
     Cash and cash equivalents                          $   3,485    $  11,576
     Short-term investments                                14,377       14,704
     Account receivable                                       585          224
     Inventories                                              841          422
     Prepaid expenses and other current assets                475          640
                                                          ----------------------
       Total current assets                                19,763       27,566
  Fixed assets, net                                           143        4,414
  Other assets                                              1,970        1,626
                                                          ----------------------
                                                        $  21,876    $  33,606
                                                          ======================
  Liabilities and Stockholders' Equity
  Current Liabilities:
     Accounts payable                                   $     145    $     250
     Accrued expenses                                       1,347        3,026
                                                          ----------------------

       Total current liabilities                            1,492        3,276
                                                          ----------------------

  Convertible subordinated notes                           17,393       24,756
                                                          ----------------------

  Commitments (Note 15)

  Stockholders' equity:
     Preferred stock, $.01 par value; 500 shares
       authorized; none issued                                --          --
     Common stock, no par value; 10,000 shares
       authorized; 5,374 and 5,367  shares issued,
       5,134 and 5,180 shares outstanding at
       December 31, 1999 and 1998, respectively            107,737     107,733

     Accumulated other comprehensive loss                      (45)       --
     Accumulated deficit                                  (104,128)   (101,648)
     Common stock held in treasury, 240 and
       187 shares respectively, at cost                       (573)       (511)
                                                          ----------------------
         Total stockholders' equity                          2,991       5,574
                                                         -----------------------
                                                        $   21,876    $ 33,606
                                                        ========================

The accompanying notes are an integral part of the financial statements.


Statement of Operations

Year Ended December 31,                          1999       1998        1997
- - - --------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                     $  2,645      $  837    $    503
                                             --------------------------------

Costs and expenses:
   Cost of revenues                             2,499       3,413       4,722
   Research and development                     2,137       5,367      11,692
   Marketing and sales                          2,119       4,098      13,233
   General and administrative                   1,767       4,175       5,514
   Restructuring                                 ( 80)      1,704        ---
                                             --------------------------------
     Total costs and expenses                   8,442      18,757      35,161
                                             --------------------------------
Loss from operations                          ( 5,797)    (17,920)    (34,658)

Gain on sale of assets                            672        ---         ---
Interest income                                 1,151       2,837       4,558
Interest expense                               (1,527)     (3,911)     (4,533)
                                             --------------------------------

Loss before extraordinary gain on early
retirement of debt                             ( 5,501)   (18,994)    (34,633)

Extraordinary gain on early retirement
of debt                                          3,021     23,273        ---
                                             --------------------------------

Net income (loss)                              ( 2,480)     4,279     (34,633)

Other comprehensive income (loss):
   Unrealized gain (loss) on investments
   available-for-sale                              (45)      (66)        97
                                             ---------------------------------

Total comprehensive income (loss)             $ (2,525)   $ 4,213    $(34,536)
                                             =================================


Basic and diluted net income (loss)
per share:

      Loss before extraordinary gain on
      early retirement of debt                $  (1.06)   $ (3.59)   $  (6.51)



      Extraordinary gain on early retirement
      of debt                                     0.58       4.40         --
                                             ----------------------------------
      Net income (loss)                       $  (0.48)    $ 0.81    $  (6.51)
                                             ==================================


Basic and diluted weighted average common
shares outstanding                               5,179      5,290      5,316
                                             ==================================

The accompanying notes are an integral part of the financial statements.

Statement of Stockholders' Equity

           For the Three Years in the Period Ended December 31, 1999
                                 (in thousands)

                               Common Stock      Accumulated
                             -----------------      Other                          Common
                              Number            Comprehensive  Deferred  Accum-  Stock Held
                                of    Carrying     Income      Compen-   ulated      In
                              Shares    Value      (Loss)       sation   Deficit  Treasury     Total
Balance, December 31,1996      5,289  $107,492     $(31)      $(215)    $(71,294)     --      $35,952
   Issuance of common stock
    options for services         --         65       --          --         --        --           65
   Issuance of common stock
    upon exercise of stock
    options                       41       103       --          --         --        --          103
   Issuance of common stock
    under employee stock
    purchase plan, net of
    cancellations                 11       151       --          --         --        --          151
   Net unrealized gain on
    investments available-
    for-sale                     --        --        97          --         --        --           97
   Amortization of deferred
    compensation                 --        --        --          50         --        --           50
   Reversal of deferred
    compensation related to
    employee termination         --       (165)      --         165         --        --          --
   Net loss                      --        --        --          --      (34,633)     --      (34,633)
- - --------------------------------------------------------------------------------------------------

Balance, December 31, 1997     5,341   107,646       66          --     (105,927)     --        1,785
   Repurchase of common stock    --        --        --          --         --      (511)        (511)
   Issuance of common stock
    options for services         --         48       --          --         --        --           48
   Issuance of common stock
    upon exercise of stock
    options                       25        46       --          --         --        --           46
   Issuance of common stock
    under employee stock
    purchase plan, net of
    cancellations                  1        (7)      --          --         --        --           (7)
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (66)         --         --        --          (66)
   Net income                    --        --        --          --        4,279      --        4,279
- - --------------------------------------------------------------------------------------------------
Balance, December 31, 1998     5,367   107,733       --          --     (101,648)   (511)       5,574
   Repurchase of common stock    --        --        --          --         --       (62)         (62)
   Issuance of common stock
    upon exercise of stock
    options                        7         4       --          --         --        --            4
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (45)         --         --        --          (45)
   Net loss                      --        --        --          --       (2,480)     --       (2,480)
- - --------------------------------------------------------------------------------------------------
Balance, December 31, 1999     5,374  $107,737     $(45)       $ --    $(104,128)  $(573)      $2,991
======================================================================================================

The accompanying notes are an integral part of the financial statements.

Statement of Cash Flows

Year Ended December 31,                          1999        1998        1997
--------------------------------------------------------------------------------
(in thousands)
Increase (Decrease) in Cash and Cash
 Equivalents
Cash flows from operating activities:
   Net income (loss)                          $(2,480)    $  4,279     $(34,633)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization              1,247        2,151        3,575
     Gain on sale of assets                      (672)           --           --
     Issuance of common stock and stock
      options for services                        --            48           65
     Extraordinary gain on early retirement
      of debt                                  (3,021)      (23,273)          --
     Write-off of investment in Medworks
      Corporation                                 --         1,000           --
     Non-cash portion of restructuring charges    --           638           --
     Increases (decreases) resulting from
      changes in assets and liabilities:
        Inventories                              (419)        (135)         300
        Accounts receivable                      (361)         --           --
        Prepaid expenses and other assets         332         (211)         (79)
        Accounts payable and accrued expenses  (1,784)      (2,532)         272
                                              ----------------------------------

         Net cash used in operating
          activities                           (7,158)     (18,035)     (30,500)
                                              ----------------------------------

Cash flows from investing activities:
   Sales (purchases) of short-term
    investments, net                              282       38,248        3,161
   Purchases of fixed assets                       (7)        (554)      (5,525)
   Disposal of fixed assets                        46          --           --
   Net proceeds from sales of fixed assets      3,317           82          --
   Investment in Medworks Corporation             --           --        (1,000)
   (Increase) decrease in other assets           (304)          37           61
                                              ----------------------------------

         Net cash provided by (used in)
          investing activities                  3,334       37,813       (3,303)
                                              ----------------------------------

Cash flows from financing activities:
   Repurchase of convertible subordinated
    notes, including transaction costs         (4,209)     (19,737)         --
   Repurchase of common stock                     (62)        (511)         --
   Proceeds from issuance of common stock,
    net of issuance costs                           4           39          254
                                             -----------------------------------

         Net cash provided by (used in)
          financing activities                 (4,267)     (20,209)         254
                                             -----------------------------------

Net (decrease) increase in cash and cash
 equivalents                                   (8,091)        (431)     (33,549)

Cash and cash equivalents, beginning of year   11,576       12,007       45,556
                                             -----------------------------------

Cash and cash equivalents, end of year        $ 3,485     $ 11,576    $ 12,007
                                             ===================================

Supplemental disclosure of cash flow
 information:
   Interest paid                              $ 1,469      $ 4,114      $ 4,140
                                             ===================================

    The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1 : Nature of Business

     UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and is dedicated to establishing itself as a leader in providing interventional urological products, with a primary emphasis on the treatment of prostate cancer. The Company has also developed and acquired technology in urinary incontinence products and in breast cancer detection.

2 : Summary of Significant Accounting Policies

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

Cash Equivalents and Short-Term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 1999 and 1998, all of the Company's investments are classified as available-for-sale and are reported in the balance sheet at fair value. Any unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income in stockholders' equity. Upon the sale of securities, realized gains and losses are reported in the statement of operations.

     The Company invests its excess cash primarily in high grade corporate debt obligations and money market funds that are subject to minimal credit and market risks. The Company considers investments with original maturities of three months or less to be cash equivalents. All other investments are classified as short-term investments because they are highly liquid and are available to meet working capital needs.

Revenue Recognition

     Revenue from product sales is recorded upon shipment of product to the customer. The Company accrues anticipated product warranty costs at that time.

Major Customers

     During the years ended December 31, 1999, 1998 and 1997, 7%, 29% and 75% of total revenues, respectively, had been derived from the Company's foreign distributors. Foreign distributor revenue for the years ended December 31, 1999 and 1998 was from the Company's distributor for Japan. Foreign distributor revenue for the year ended December 31, 1997 was from the Company's distributor for Scandinavia, the United Kingdom and The Netherlands.

     Of total revenue reported, 9%, 0%, and 75% for the years ended December 31, 1999, 1998 and 1997, respectively, resulted from the recognition of revenue (initially deferred) related to payments received by the Company upon the signing of distribution agreements.

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

Financing Costs

     Deferred financing costs, which are included in other assets, are being amortized over the seven-year life of the Company's Convertible Subordinated Notes due October 15, 2003 using the straight-line method, which approximates the interest method. Unamortized costs at December 31, 1999 and 1998 are $381,000 and $680,000, respectively. During the years ended December 31, 1999 and 1998, $163,000 and $1,234,000, respectively, of deferred financing costs were written-off in connection with the early retirement of debt (see Note 9). Accounting for the Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of such an event or change in circumstances, the Company evaluates a potential impairment of an asset based on estimated future undiscounted cash flows. In the event that future undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying amount of the asset.

Net Income (Loss) Per Share

     Net income (loss) per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. For purposes of computing diluted earnings per share, the denominator includes both the weighted average shares of outstanding common stock and dilutive potential common stock shares.

     For each of the periods presented, basic and diluted net income (loss) per share are the same due to the antidilutive effect of potential common stock shares. Antidilutive potential common stock excluded from the 1999, 1998 and 1997 computation included 312,975, 371,158 and 344,507 common shares, respectively, issuable upon the exercise of outstanding common stock options, and 261,903, 372,775 and 1,039,078 common shares ,respectively, issuable upon the conversion of the Company's Notes.

Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") and follows the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes (see Note 12).

Comprehensive Income

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to report another measure of operations called comprehensive income. This measure, in addition to "net income" includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The Company has reported comprehensive income within the Statement of Operations.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on net loss for those years.

3 : Investments

Following is a summary of available-for-sale investments, by balance sheet classification:

                                   Amortized     Unrealized
                                     cost      Gains (Losses)   Fair value
--------------------------------------------------------------------------------
(in thousands)
December 31, 1999:
Cash equivalents:
  Corporate debt obligations        $    493      $  --           $    493
  Money market funds                   2,271         --              2,271
                                    -------------------------------------------
                                    $  2,764      $  --           $  2,764
                                    ===========================================
Short-term investments:
  Corporate debt obligations        $ 14,422      $ (45)          $ 14,377
                                    ==========================================

December 31, 1998:
Cash equivalents:
  U.S. Government obligations       $  2,571      $  --           $  2,571
  Corporate debt obligations           1.004         --              1,004
  Money market funds                   7,719         --              7,719
                                    -------------------------------------------
                                    $ 11,294      $  --           $ 11,294
                                    ===========================================
Short-term investments:
  U.S. Government obligations       $    751       $ --           $    751
  Corporate debt obligations          13,953         --             13,953
                                    -------------------------------------------
                                    $ 14,704       $ --           $ 14,704
                                    ============== ============================

     At December 31, 1999, the fair value of short-term investments having contractual maturities of one year or less totaled $12,713,000 and the fair value of short-term investments with contractual maturities greater than one year but less than four years totaled $1,664,000. The proceeds from sales of securities amounted to approximately $26,432,000, $16,255,000, and $21,098,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized gains and losses on these sales were not significant.

4 : Inventories

The components of inventory are as follows:

December 31,                      1999    1998
----------------------------------------------
(in thousands)
Raw materials                    $226     $ 85
Work in process                   218       22
Finished goods                  1,171      628
-----------------------------------------------
                               $1,615     $735

Less: Reserve                    (774)    (313)
-----------------------------------------------

Total Inventory                  $841     $422
===============================================

5 : Fixed Assets

Fixed assets consist of the following:

                                Useful Life      December 31,
                                   in Years    1999       1998
- - - ---------------------------------------------------------------
(in thousands)
Machinery and equipment               3-4     $  276     $1,430
Computer and office equipment         3-4      1,228      1,360
Leasehold improvements                  7          7        --
Machinery and equipment not
 yet placed in service                 --        --       3,852
                                             ------------------
                                               1,511      6,642
Less - Accumulated depreciation
 and amortization                              1,368      2,228
                                             ------------------
                                              $  143     $4,414
                                             ==================

     Depreciation expense for the years ended December 1999, 1998 and 1997 was $1,111,000, $1,746,000 and $3,129,000,respectively.

6 : Investment in Medworks Corporation and Investment in Assurance Medical, Inc.

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

     In December 1998, the license and supply agreement between the Company and Medworks was terminated. In connection with the termination, the Company evaluated the $1,000,000 carrying value of its Medworks investment and concluded that an "other than temporary" decrease in the value of its investment had occurred. Accordingly, the Company wrote-off the carrying value of the investment during the year ended December 31, 1998 (included in general and administrative expenses).

     During 1998, as part of the license and supply agreement, the Company purchased $155,000 of inventory from Medworks Corporation.

     On April 15,  1999,  the Company  completed  the  "spin-out"  of its breast
cancer  technology  into  a  new,  private  company,   Assurance  Medical,  Inc.
("Assurance"). In conjunction with this spin-out, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The Company's initial equity investment of $0.1 million has been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999.

7 : Accrued Expenses

Accrued expenses consist of the following:

December 31,                        1998         1998
- - - -----------------------------------------------------
(in thousands)
Clinical trials                   $  116       $  308
Professional fees                    461          414
Interest                             217          309
Employee-related                     381          665
Restructuring                        --           359
Other                                171          971
                                ---------------------
                                  $1,347       $3,026
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

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the three months ended March 31, 1999. All remaining restructuring accruals were paid in cash during 1999.

     During the year ended December 31, 1999, the activity in the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,      Cash                  December 31,
                               1998         Payments  Adjustments       1999
                         --------------   ----------  -----------  ------------
Employee termination
Benefits                   $      55       $    55     $      --      $    --

 Other facility exit costs       304           224            80           --
                          -------------   ----------  ----------  ------------
                           $     359       $   279     $      80      $    --
                          =============   ==========  ==========  ============

9 : Convertible Subordinated Notes

     In October 1996, the Company completed the sale of $69,000,000 of its Convertible Subordinated Notes Payable (the "Notes"). The Notes are convertible at any time into shares of common stock of the Company at a conversion price of $66.41 per share, subject to adjustment under certain circumstances. The Notes are due on October 15, 2003. Interest on the Notes is payable each April 15 and October 15 unless previously converted or repurchased. The Notes are redeemable at the option of the Company on or after October 15, 1999, at specified redemption prices, ranging from 100.857% to 103.429% of the face amount per Note plus accrued and unpaid interest to the date of redemption. The Notes are unsecured obligations of the Company and are subordinated to all other Senior Debt (as defined) of the Company.

  During 1999 and 1998, the Company repurchased certain of the Notes as follows:

---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Year ended:
-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1999         $7,363,000           $4,179,000       $3,021,000

-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1998        $44,244,000          $19,321,000      $23,273,000

-------------------- ----------------------- ---------------- ------------------

     The repurchases of the Notes occurred in open market transactions with persons who were not affiliates of the Company. In addition to the cost of the principal repurchased as noted in the table above, the Company incurred costs of $163,000 and $1,650,000 in 1999 and 1998, respectively, relating to deferred financing fees written off and other fees incurred as a result of the repurchase.

     Of the $44,244,000 of Notes repurchased in 1998, $34,924,000 represents Notes repurchased as part of the Company's announced tender offer which was completed on October 22, 1998. The remaining $9,320,000 of repurchased Notes occurred in open market transactions with persons who were not affiliates of the Company.

     Subsequent to December 31, 1999 and through March 30, 2000, the Company repurchased approximately $3.0 million in aggregate principal amount of its Notes for approximately $1.7 million. This transaction will be reported in the quarter ended March 31, 2000.

10 : Gain on Sale of Assets

     On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and is to receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, the Company may receive additional cash consideration in the future in the form of royalty and other payments. As a result of the transaction, the Company reported a gain of $672,000 in 1999.

11 : Stockholders' Equity

Preferred Stock

     The Company has authorized 500,000 shares of $.01 par value preferred stock, none of which have been issued at December 31, 1999. Preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may determine. Upon issuance, the preferred stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely affect the holders of the common stock.

Common Stock

     At December 31, 1999, the Company has reserved 393,304 shares of common stock for issuance pursuant to exercise of common stock options granted under the Stock Option Plan, 45,417 shares of common stock for issuance under the Employee Stock Purchase Plan, and 261,903 shares for issuance upon conversion of the Notes.

Treasury Stock

     The Board of Directors of the Company authorized a Common Stock repurchase program on June 17, 1998 (the "Repurchase Program") whereby the Company is authorized to repurchase up to one million common shares, from time to time, subject to prevailing market conditions. As of December 31, 1999 the Company had repurchased 240,000 shares of its common stock for $573,000 as part of the Repurchase Program.

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

Option activity for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

 Years Ended December 31,
                        1999                  1998                   1997
--------------------------------------------------------------------------------
                      Weighted               Weighted              Weighted
                       average                average               average
                       exercise               exercise              exercise
                  Shares      price     Shares       price     Shares     price
--------------------------------------------------------------------------------
Outstanding at
 beginning of
 period          371,158    $  5.31    344,507    $ 21.65      309,371    $26.55
   Granted       139,989    $  1.24    491,400    $  6.16      184,302    $20.70
   Cancelled    (191,868)   $  7.70   (439,499)   $ 19.94     (108,401)   $41.10
   Exercised      (6,304)   $  0.38   ( 25,750)   $  1.82     ( 40,765)   $ 2.55
                ---------             ---------              ---------
Outstanding at
 end of period   312,975     $ 2.74    371,158    $  5.31      344,507    $21.65
                =========             =========              ==========
Options
 exercisable
 at end of
 period           83,069     $ 6.72    103,593    $  9.82      125,174    $14.05
                =========             =========              ==========
Weighted average
 fair value of
 options granted
 during the period           $ 1.24               $ 2.97                 $10.05
                          =========              =========             =========

     At December 31, 1999, options to purchase 80,329 shares of common stock were available for future grants under the Plan.

     In September 1997, March 30, 1998 and December 15, 1998, the Company repriced 31,860, 167,000 and 106,300, respectively, outstanding common stock options to reflect the current market value per share of common stock. The cancellation and issuance of replacement options is recorded in the option activity above.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                             Options outstanding
--------------------------------------------------------------------------------
                                                   Weighted
                                                   average           Weighted
                                 Number           remaining           average
Range of exercise prices    outstanding       contractual life    exercise price
--------------------------------------------------------------------------------
$ .01 to $1.25                  108,158                   8.7            $ 1.00
$1.37 to $1.51                  169,683                   8.2            $ 1.38
$1.81 to $13.44                  22,634                   8.1            $ 3.11
$21.25 to $66.88                 12,500                   5.9            $35.39
                              ---------
Total                           312,975
                              =========

                                             Options exercisable
- - - --------------------------------------------------------------------------
                                                                      Weighted
                                                    Number            average
Range of exercise prices                       exercisable        exercise price
- - - --------------------------------------------------------------------------
$ .01 to $ 1.25                                     19,169                $ 0.51
$1.37 to $ 1.51                                     40,723                $ 1.40
$1.81 to $13.44                                     48,808                $ 4.57
$21.25 to $66.88                                    12,500                $35.39
                                                   -------
Total                                               83,069
                                                   =======

Fair Value Disclosures

     As discussed in Note 2, the Company follows APB 25 in accounting for awards under its stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:

Year Ended December 31,             1999        1998        1997
- - - --------------------------------------------------------------------------
(in thousands, except per share data)
Net income (loss):
 As reported                      $(2,480)     $4,279      $(34,633)
 Pro forma                        $(2,674)     $3,554      $(35,477)

Basic and diluted net income
 (loss) per share:
 As reported                      $ (0.48)      $ 0.81    $ (6.51)
 Pro forma                        $ (0.52)      $ 0.67    $ (6.65)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants for all periods: dividend yield of 0.0%; risk-free interest rates ranging from 5.5% to 6.8%; expected option terms of 0.3 years to 5.8 years in 1996 and 1997, and 2 years to 6 years in 1998 and 1999; and a volatility of .60 for options granted in 1997 and .66 for options granted in 1998 and 1999.

Employee Stock Purchase Plan

     On May 19, 1995, the Company approved the 1995 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 60,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the year ended December 31, 1999 there were no shares issued under the plan. During the year ended December 31, 1998, 10,491 shares were issued under the plan at a range of $1.22 to $4.73 per share. During the year ended December 31, 1997, 10,776 shares were issued under the plan at a range of $14.90 to $15.00 per share. During the year ended December 31, 1996, 2,548 shares were issued under the plan at a range of $41.45 to $59.25 per share.

13 : Income taxes

The components of deferred income tax (expense) benefit are as follows:

Year Ended December 31,                     1999            1998          1997
- - - --------------------------------------------------------------------------
(in thousands)
Income tax (expense) benefit:
 Federal                                 $    837        $   (980)     $ 11,315
 State                                        287            (137)        3,678
                                         ---------------------------------------
                                            1,124          (1,117)       14,993
Change in deferred tax
 asset valuation allowance                 (1,124)          1,117       (14,993)
                                         ---------------------------------------
                                         $     --       $     --       $    --
                                         =======================================

     No federal or state taxes were payable in any year through December 31, 1999 as a result of losses incurred and the utilization of net operating loss carryforwards.

Deferred tax assets consist of the following:

Year Ended December 31,                                   1999            1998
- - - --------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
 Net operating loss carryforwards                        39,091        $ 24,998
 Tax credit carryforwards                                 2,802           2,683
 Deferred research and development
  expenses                                                2,801           3,401
 Accrued expenses                                           416             943
 Operating reserves                                         318             540
 Purchased research and development                         192          10,432
 Section 263A tax overhead capitalization                   180             440
 Depreciation                                               173           1,316
 Deferred revenue                                            --              96
                                                       -------------------------
Gross deferred tax assets                                45,973          44,849
Deferred tax asset
 valuation allowance                                    (45,973)        (44,849)
                                                       -------------------------
                                                       $     --        $     --
                                                       =========================

     A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% to net (income) loss follows:

Year Ended December 31,                       1999            1998        1997
--------------------------------------------------------------------------------
(in thousands)
Net (income) loss at statutory rate        $    868        $ (1,498)   $ 11,892

 State tax (expense) benefit, net of
  federal tax effect                            153            (264)      2,098

 Federal and state research
  and development credits                       115             314         710

 Non-qualified stock
  options and warrants                           --              --         183

Other                                           (12)            331         110
                                         ---------------------------------------
                                              1,124          (1,117)     14,993
Benefit of loss not
 recognized, decrease (increase) in
  valuation allowance                        (1,124)          1,117     (14,993)
                                         ---------------------------------------
                                         $      --       $     --     $     --
                                         =======================================

     The Company has provided a valuation allowance for the full amount of the deferred tax assets since it is not sufficiently assured that future tax benefits will be realized. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. Of the $56,800,000 valuation allowance at December 31, 1999, $1,000,000 relating to deductions for non-qualified stock options will be credited to additional paid-in capital upon realization.

     At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $95,000,000. At December 31, 1999, the Company had research and development tax credit carryforwards for federal and state income tax reporting purposes of $1,703,000 and $1,098,000, respectively. The federal carryforwards expire between the years 2006 and 2019 and the state carryforwards expire between the years 1999 and 2014.

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


14 :  Segment Reporting

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

     The table below presents information about the Company's segments for the three years ended December 31, 1999. Asset information reportable by segment is not reported, since the Company does not produce such information internally:

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Year ended December 31, 1999

Revenues                              $  2,645         $    -         $ 2,645
Restructuring                               80              -              80
Depreciation                            (1,102)             (9)        (1,111)
Operating Loss                          (3,772)           (422)        (4,194)

Year ended December 31, 1998

Revenues                              $    837         $    -         $   837
Restructuring                           (1,704)             -          (1,704)
Depreciation                            (1,692)            (54)        (1,746)
Operating Loss                         (11,156)         (2,725)       (13,881)

Year ended December 31, 1997

Revenues                                   503              -             503
Depreciation                            (3,102)           (27)         (3,129)
Operating Loss                         (26,723)        (3,405)        (30,128)

     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Years ended December 31,
                                               1999          1998         1997
- - ----------------------------------------------------------------------------
         Total for reportable segments      $  (4,194)    $(13,881)    $(30,128)
         Corporate                               (931)      (4,039)      (4,530)
         Interest income                        1,151        2,837        4,558
         Interest Expense                      (1,527)      (3,911)      (4,533)
                                            ----------     --------    --------
            Loss before extraordinary
              gain on the early retirement
              of debt                        $ (5,501)    $(18,994)   $(34,633)
                                             =========   ==========  ==========

15 :  Commitments

Leases

     The Company leases space under an operating lease which expires in December, 2002. The Company incurred rent expense of $194,000, $645,000 and $532,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum payments for the operating leases as of December 31, 1999 are as follows:

                                         Operating
                                          Leases
- - -----------------------------------------------
(in thousands)
2000                                       $   94
2001                                           96
2002                                           98
2003 - 2004                                     0
                                           ------
Total future minimum lease payments        $  288
                                           ======

                        UroMed Corporation
SCHEDULE II  Valuation and Qualifying Accounts and Reserves

                  Balance at   Charged to              Balance at
                  beginning     costs and                end of
Description        of period     expenses   Write-offs   period
Allowance for
  uncollectible
  accounts

Year ended
  December 31,
  1999              $   3,000      27,000        --       $30,000

Year ended
  December 31,
  1998              $   --         3,000        --        $ 3,000
Year ended
  December 31,
  1997              $  36,000         --      (36,000)     $  --

Reserve for
  inventory
  valuation
Year ended
  December 31,
  1999              $  313,000    471,000     (10,000)    $ 774,000
Year ended
  December 31,
  1998              $1,564,000    329,000  (1,580,000)    $ 313,000
Year ended
  December 31,
  1997              $919,000      740,000     (95,000)   $1,564,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10.  Directors and Executive
Officers of the Registrant

Executive Officers of the Registrant

The names of the Company's executive officers as of December 31, 1999 and certain information about them are set forth below:

Name                      Age                    Position
Daniel Muscatello         44       President and Chief Executive Officer
Domenic C. Micale         35       Vice President of Finance and Administration,
                                   Treasurer

     DANIEL MUSCATELLO, Director, President and Chief Executive Officer. Mr. Muscatello joined the Company in February 1997 as Director of Marketing and was appointed Vice President of Marketing and Sales in 1998. He was appointed President and Chief Executive Officer in December 1999 at which time he was also elected a member of the Company's Board of Directors. Prior to joining the Company, Mr. Muscatello held management positions with Baxter Healthcare, the former American Cyanamid, from 1993 to 1997 as Healthcare Consultant, Corporate Account Executive and Region Manager. Prior to that, Mr. Muscatello was Director of Marketing for Alcon Laboratories, Inc. Systems Division from 1991 to 1993.

     DOMENIC C. MICALE joined the Company in September 1996 as Accounting Manager. In July 1998, he became Director of Finance and in November 1999 became the Vice President of Finance and Administration and treasurer. Prior to joining the Company, he served in Assistant Controller positions at both Sequoia Systems, Inc. during 1996, and at TransNational Group from 1992 to 1995. Prior to then from 1987 to 1991, he served as, most recently, audit supervisor at Coopers & Lybrand in Boston. Mr. Micale is a Certified Public Accountant and holds a B.S.B.A. from Northeastern University and an M.B.A. from Boston University.

     Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" of the 2000 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" in the 2000 Proxy Statement, which section is incorporated herein by reference.

Item 11.  Executive Compensation

     Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" in the 2000 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain
Beneficial Owners and Management

     Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" of the 2000
Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and
Related Transactions

None.

PART IV

Item 14.  Exhibits and Financial
Statement Schedules

(a)(1) Index to Financial Statements

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

 10.16        Employment Agreement between the Registrant and Alan
              West.
              *(n) (filed as Exhibit 10.25)

 10.17        Employment Agreement between the Registrant and Robert
              Lorette.
              *(n) (filed as Exhibit 10.26)

 10.18 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon
              *(n) (filed as Exhibit 10.28)

 10.19        Rights Agreement, dated as of July 2, 1997.
              *(o) (filed as Exhibit 10.29)

 10.20 Employment Agreement, dated as of December 1, 1999, between the Company and John G. Simon

 10.21 Amendment to Employment Agreement, dated as of December 1, 1999, between the Company and Daniel Muscatello

 10.22        Contribution Agreement, dated as of April 14, 1999, between the
              Company and Assurance Medical, Inc. for the "spin-out" of
              Assurance Medical, Inc. by the Company

 10.23        Technology and Other Asset Purchase Agreement, dated as of July
              20, 1999, between the Company and The Procter & Gamble Company for the sale of Impress Softpatch(TM) assets to The Procter
              & Gamble by the Company

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

                               UroMed Corporation
Date:  March 30, 2000


                              By:  /s/ Daniel Muscatello
                                   -----------------------
                                   Daniel Muscatello
                                   President and Chief Executive Officer


                              By:  /s/ Domenic C. Micale
                                   -----------------------
                                   Domenic C. Micale
                                   Vice President of Finance, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ John G. Simon              Chairman of the Board of Directors
- - - ----------------------


/s/ Daniel Muscatello          President and Chief Executive Officer
- - - ----------------------


/s/ Elizabeth B. Connell, MD   Director
- - - ----------------------


/s/ Richard A. Sandberg        Director
- - - ----------------------


/s/ Thomas F. Tierney          Director
- - - ----------------------


/s/ E. Kevin Hrusovsky         Director
- - - ----------------------