Form 10-Q
period 2000-03-31
UROMED CORP
filed 2000-05-11
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2000

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,175,162 shares of Common stock, no par value, outstanding at April 30, 2000.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2000


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at March 31, 2000 and December 31, 1999           3

Condensed Statement of Operations for the three months ended
     March 31, 2000 and 1999                                              4

Condensed Statement of Cash Flows for the three months ended
     March 31, 2000 and 1999                                              5

Notes to Condensed Financial Statements                               6 - 8


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        9 -13



Part II - OTHER INFORMATION


Item 6.  Exhibits                                                        14

Item 7a. Quantitative and Qualitative Disclosures
     About Market Risk                                                   14

Signatures                                                               15

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                                      March 31,    December 31,
                                                        2000          1999
                                                     ----------    -----------

                                     Assets
Current assets:
      Cash and cash equivalents                       $  3,717      $  3,485
      Short-term investments                            10,789        14,377
      Accounts receivable                                  723           585
      Inventories                                        1,144           841
      Prepaid expenses and other assets                    906           475
                                                     ----------    ----------
           Total current assets                         17,279        19,763

Fixed assets, net                                          123           143
Other assets                                             1,867         1,970
                                                     ----------    ----------
                                                      $ 19,269      $ 21,876
                                                     ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    452      $    145
      Accrued expenses                                   1,272         1,347
                                                     ----------    ----------
           Total current liabilities                     1,724         1,492
                                                     ----------    ----------

Convertible subordinated notes                          14,393        17,393
                                                     ----------    ----------
Stockholders' equity:
      Common stock                                     107,226       107,164
      Other stockholders' deficit                     (104,074)     (104,173)
                                                     ----------    ----------
           Stockholders' equity                          3,152         2,991
                                                     ----------    ----------
                                                      $ 19,269      $ 21,876
                                                     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                             2000               1999
                                           --------           --------


Revenues                                   $ 1,001            $   442
                                           --------           --------
Costs and expenses:
      Cost of revenues                         733                605
      Research and development                 303                752
      Marketing and sales                      631                438
      General and administrative               459                616
      Restructuring                             -                 (80)
                                           --------           --------
           Total costs and expenses          2,126              2,331
                                           --------           --------
Loss from operations                        (1,125)            (1,889)

Interest income                                230                316
Interest expense                              (279)              (406)
                                           --------           --------
Loss before extraordinary gain on early
retirement of debt                          (1,174)            (1,979)

Extraordinary gain on early retirement
of debt                                      1,259                701
                                           --------           --------
Net income (loss)                          $    85            $(1,278)
                                           ========           ========

Basic and diluted per share amounts:
      Loss before extraordinary gain on
      early retirement of debt             $  (.23)           $  (.38)

      Extraordinary gain on early
      retirement of debt                       .25                .13
                                           --------           --------
      Net income (loss)                    $   .02            $  (.25)
                                           ========           ========

Basic and diluted weighted average common
shares outstanding                           5,151              5,179
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2000             1999
                                                    --------         --------

Net cash used in operating activities              $ (1,727)        $ (2,743)
                                                   ---------        ---------
Cash flows from investing activities:
      Sales (purchases) of short-term
        investments, net                              3,602             (190)
      Purchase of fixed assets                          (26)              -
      Decrease in other assets                           -                37
                                                   ---------        ---------
        Net cash provided by (used for)
          investing activities                        3,576             (153)
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             62               -
      Repurchase of convertible subordinated notes   (1,679)            (621)
                                                   ---------        ---------
        Net cash used for
          financing activities                       (1,617)            (621)
                                                   ---------        ---------

Net increase (decrease) in cash and cash
  equivalents                                           232           (3,517)

Cash and cash equivalents, beginning of period        3,485           11,576
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  3,717         $  8,059
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                                $     76         $     36


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


2.         Basis of Presentation

     The condensed balance sheet at March 31, 2000 and the condensed statement of operations and the condensed statement of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

     Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no impact on net loss.

     The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1999, which may be found in the Company's 1999 Annual Report on Form 10-K.


3.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The components of inventory at March 31, 2000 are as follows:

           Raw materials                        $  216
           Work in process                         188
           Finished goods                          740
          --------------------------------------------

           Total Inventory, net                 $1,144
          =============================================


4.         Comprehensive Loss

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive income for the three months ended March 31, 2000 and 1999 was as follows (in thousands):

                                             Quarter ended      Quarter ended
                                             March 31, 2000     March 31, 1999
                                             --------------     --------------
                 Net income (loss)               $   85            ($1,278)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale                 14                (38)
                                             --------------     --------------
                 Total comprehensive income
                    (loss)                       $   99            ($1,316)
                                             ==============     ==============

5.          Early Retirement of Debt

     In March 2000 and in March 1999, the Company repurchased, at a discount, portions of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 the ("Notes). These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

     During March 2000, the Company repurchased $3,000,000 in aggregate principal amount of its Notes for $1,680,000 in cash. As a result of this repurchase $61,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 has been reported in the condensed statement of operations for the three months ended March 31, 2000.

     During March 1999, the Company repurchased $1,350,000 in aggregate principal amount of its Notes for $621,000 in cash. As a result of this transaction $28,000 of deferred financing fees were written off and an extraordinary gain of $701,000 had been reported in the condensed statement of operations for the three months ended March 31, 1999.

6.         Segment Reporting

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

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its operating segments based on operating results which represents income or loss before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The table below presents information about the Company's segments for the three months ended March 31, 2000 and March 31, 1999. Asset information by segment is not reported, since the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended March 31, 2000

Revenues                              $  1,001         $    -         $ 1,001
Depreciation                               (46)             -             (46)
Operating Loss                            (728)             -            (728)


Three months ended March 31, 1999

Revenues                              $    442         $    -         $   442
Restructuring                               80              -              80
Depreciation                              (419)             (9)          (428)
Operating Loss                          (1,003)           (422)        (1,425)



     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Three months ended March 31,                     2000         1999
--------------------------------------------------------------------
         Total for reportable segments      $    (728)    $  (1,425)
         Corporate                               (397)         (464)
         Interest income                          230           316
         Interest expense                        (279)         (406)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (1,174)    $  (1,979)
                                            ==========    ==========

     During the first quarter of 2000, there were no customers to whom sales exceeded 10% or more of total revenues. Approximately 25% of the Company's product sales in the first quarter of 1999 were made to a customer in Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis should be read incorporating "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and fascia lata used in incontinence surgical procedures. UroMed, through its approximate one-third ownership interest in Assurance Medical Inc.("Assurance Medical") has supported the development of electronic palpation technology in order to aid physicians in the mission of finding suspicious breast lumps earlier. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     During February 2000, the Company received clearance from the U.S. Food and Drug Administration for marketing and distribution of the CaverMap Surgical Aid for colorectal surgery. The Company is in the early stages of its marketing plans for this new application of CaverMap.



                              Results of Operations

      Revenues

     The Company's revenues increased 126% to $1.0 million from $0.4 million for the first quarter of 2000 as compared to the first quarter of 1999. This increase is primarily due to increased sales levels in 2000 of CaverMap Surgical Aid and the Symmetra seed, which was not available for sale for the same period in 1999.

      Cost of revenues

     Cost of revenues increased 21% to $0.7 million from $0.6 million for the first quarter of 2000 as compared to the first quarter of 1999. The primary reason for the increase in 2000 was the increase in variable materials costs as a result of increased revenue levels during the first quarter of 2000.

      Operating Expenses

     Research and development expenses decreased 60% to $0.3 million from $0.8 million for the first quarter of 2000 as compared to the first quarter of 1999. Major components of the decrease are as follows: $0.2 million reduction in Assurance Medical related expenses as Assurance Medical was spun-out into a separate corporation in April 1999; $0.2 million reduction in CaverMap related spending; and a $0.1 million reduction in spending in support of the development of the production capability for Symmetra seeds.

     Marketing and sales expenses increased 44% to $0.6 million from $0.4 million for the first quarter of 2000 as compared to the first quarter of 1999. The major components of the increase are $0.1 million in increased marketing expenses for the Symmetra seed, and $0.1 million in increased selling expenses as a result of increased sales activity and sales headcount in 2000 versus 1999.

     General and administrative expenses decreased 25% to $0.5 million from $0.6 million for the first quarter of 2000 as compared to the first quarter of 1999. The reduction was primarily due to decreased Assurance Medical expenses due to their April 1999 spin-out into a separate corporation.


       Restructuring

     In March 1999, the Company entered into a lease termination agreement in respect of the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the first quarter of 1999. The remaining balance of $142,000 at March 31, 1999 was paid out in cash during 1999.



      Interest income and interest expense

     Interest income decreased 27% to $0.2 million from $0.3 million in the first quarter of 2000 as compared to the first quarter of 1999. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations and repurchasing a portion of its Convertible Subordinated Notes.

     Interest expense decreased 31% to $0.3 million from $0.4 million in the first quarter of 2000 as compared to the first quarter of 1999. The decrease was attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 2000 and 1999.

      Extraordinary gain on early retirement of debt

     In March 2000 and in March 1999, the Company repurchased, at a discount, portions of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 the ("Notes). These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

     During March 2000, the Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million has been reported in the condensed statement of operations for the three months ended March 31, 2000.

     During March 1999, the Company repurchased $1.4 million in aggregate principal amount of its Notes for $0.6 million in cash. As a result of this repurchase, an extraordinary gain of $0.7 million had been reported in the condensed statement of operations for the three months ended March 31, 1999.


      Liquidity and Capital Resources

     Cash and short-term investments totaled $14.5 million at March 31, 2000 compared to $17.9 million at December 31, 1999. At March 31, 2000, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $1.7 million during the three months ended March 31, 2000 was primarily a result of the net loss before the extraordinary gain for the period. In addition there was a cash outflow of $0.5 million in the form of an advance payment to Bebig (Manufacturer of Symmetra seeds) and $0.3 million in increased inventory primarily as a result of supporting current sales and demand levels.

     Net cash provided by investing activities was $3.6 million during the three
months  ended  March  31,  2000  due   primarily  to  net  sales  of  short-term
investments.

     Net cash used for financing activities was $1.6 million during the three months ended March 31, 2000, as a result of the $1.7 million used to repurchase $3.0 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). In March 2000, the Company had repurchased $3.0 million of Notes for $1.7 million. Through March 2000, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at March 31, 2000 of $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of March 31, 2000, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the first quarter of 2000.

     The Company's common stock is presently listed on the Nasdaq SmallCap Market("Nasdaq SmallCap") under the symbol URMD. The Nasdaq SmallCap has continued listing requirements that must be maintained by all the companies it lists. The Company may not be able to comply with all of the Nasdaq SmallCap continued listing requirements for the entire year of 2000. There is no assurance that the Company's common stock will continue to be listed on the Nasdaq SmallCap or that the movement of the Company's common stock from the Nasdaq SmallCap to another stock exchange or to over-the-counter bulletin board will not have a material adverse effect on the market value or liquidity of the Company's common stock.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the CaverMap Surgical Aid and the I-125 seed. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

Year 2000

     The Company has not experienced any significant problems related to the year 2000-date rollover. In general, however, all problems related to the year 2000-date rollover may not yet have become apparent. While the Company believes its efforts to date have successfully addressed the problems, there can be no assurance until the passage of time that no further problems will occur. All year 2000 readiness costs have been expensed and were insignificant.

     The Company completed the process of preparing for the Year 2000 date change during 1999. This process included testing the Company's internal business software and working with third parties to address their Year 2000 issues. To date, the Company has successfully managed the transition, experiencing no significant disruptions as a result of the Year 2000 date change. Because the Company's internal business software is Year 2000 compliant and the Company has not been notified by any of its significant suppliers or service providers of their lack of Year 2000 compliance, the Company does not have a contingency plan in place.

     Although considered unlikely, unanticipated issues in the Company's computer systems, including problems associated with its significant suppliers and service providers and disruptions in the economy in general, could still occur notwithstanding the Company's efforts to achieve Year 2000 readiness. The Company will continue to monitor its computer systems, including interaction with significant suppliers and service providers, throughout 2000 in order to address any Year 2000 issues. If significant Year 2000 issues do arise, there can be no assurance that the Company will be able to develop and implement a contingency plan in a timely manner, and, if not, the Company's operations could be adversely affected.

     The Company spent an aggregate of approximately $1.2 million on the hardware, software, installation and testing of an Enterprise Resource Planning System, which is Year 2000 compliant. The Company does not anticipate incurring significant additional costs for further testing and compliance activities.

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

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and introducer needle including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, and (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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


          Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Part II.  OTHER INFORMATION



Item 6.  Exhibits

           27         Financial Data Schedule



Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales in the first quarter of 2000 were to foreign customers, primarily in Europe. All such foreign sales are denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: May 11, 2000                 /s/ Daniel Muscatello
                --------------               ----------------------------------
                                             President and Chief Executive
                                             Officer


           Date: May 11, 2000                /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Vice President
                                             of Finance and Administration, and
                                             Treasurer