Form 10-Q
period 2000-06-30
UROMED CORP
filed 2000-08-14
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2000

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,179,521 shares of Common stock, no par value,
                       outstanding at July 31, 2000.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2000


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at June 30, 2000 (unaudited) and December
31, 1999                                                                 3

Condensed Statement of Operations for the three and six months
ended June 30, 2000 and 1999 (unaudited)                                 4

Condensed Statement of Cash Flows for the six months ended
June 30, 2000 and 1999 (unaudited)                                       5

Notes to Condensed Financial Statements                               6 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            10 -15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16


Part II - OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders              16

Item 6.  Exhibits                                                       16



Signatures                                                              17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                     Assets
Current assets:
      Cash and cash equivalents                       $  5,157      $  3,485
      Short-term investments                             7,399        14,377
      Accounts receivable                                  826           585
      Inventories                                        1,202           841
      Prepaid expenses and other assets                  1,108           475
                                                      ---------     ---------

           Total current assets                         15,692        19,763

Fixed assets, net                                           96           143
Other assets                                             1,795         1,970
                                                      ---------     ---------

                                                      $ 17,583      $ 21,876
                                                      =========     =========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    220      $    145
      Accrued expenses                                     821         1,347
                                                      ---------     ---------

           Total current liabilities                     1,041         1,492
                                                      ---------     ---------

Convertible subordinated notes                          14,393        17,393
                                                      ---------     ---------
Stockholders' equity:
      Common stock                                     107,258       107,164
      Other stockholders' deficit                     (105,109)     (104,173)
                                                      ---------     ---------

           Total stockholders' equity                    2,149         2,991
                                                      ---------     ---------

                                                      $ 17,583      $ 21,876
                                                      =========     =========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                -------------------         ------------------
                                  2000       1999            2000       1999
                                --------   --------        --------   --------

Revenues                        $ 1,234    $   675         $ 2,235    $ 1,118
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                1,025        736           1,758      1,341
  Research and development          347        586             650      1,339
  Marketing and sales               648        605           1,279      1,042
  General and administrative        203        408             662      1,023
  Restructuring                      -          -                -     (   80)
                                --------   --------        --------   --------

       Total costs and expenses   2,223      2,335           4,349      4,665
                                --------   --------         -------   --------
Loss from operations             (  989)    (1,660)        ( 2,114)   ( 3,547)

Interest income                     222        263             452        580
Interest expense                 (  241)    (  385)         (  520)    (  791)
                                --------   --------        --------   --------
Loss before extraordinary gain
on early retirement of debt      (1,008)    (1,782)         (2,182)    (3,758)

Extraordinary gain on early
retirement of debt                   -          -            1,259        701
                                --------   --------        --------   --------

Net loss                        $(1,008)   $(1,782)        $(  923)   $(3,057)
                                ========   ========        ========   ========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                       $  (.19)   $  (.34)        $  (.42)   $  (.73)

  Extraordinary gain on
  early retirement of debt            -          -             .25        .14
                                --------   --------        --------   --------
      Net loss                  $  (.19)   $  (.34)        $  (.17)   $  (.59)
                                ========   ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                       5,177      5,181           5,164      5,183
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                      Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                      2000             1999
                                                   ---------        ---------

Net cash used in operating activities              $ (3,705)        $ (4,726)
                                                   ---------        ---------
Cash flows from investing activities:
      (Purchases) sales of short-term
        investments, net                              6,993           (1,449)
      Purchase of fixed assets                          (31)              -
      Decrease in other assets                           -               196
                                                   ---------        ---------
        Net cash provided by (used for)
          investing activities                        6,962           (1,253)
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             94                3
      Purchase of common stock                           -               (15)
      Repurchase of convertible subordinated notes   (1,679)            (621)
                                                   ---------        ---------
        Net cash provided by (used for)
          financing activities                       (1,585)            (633)
                                                   ---------        ---------

        Net (decrease) increase
          in cash and cash equivalents                1,672           (6,612)

Cash and cash equivalents, beginning of period        3,485           11,576
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  5,157         $  4,964
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                               $     508         $    736





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


2.         Basis of Presentation

     The condensed balance sheet at June 30, 2000 and the condensed statement of operations for the three and six months ended June 30, 2000 and 1999 and the condensed statement of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1999, which may be found in the Company's 1999 Annual Report on Form 10-K.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of varioius modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.


3.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

The components of inventory at June 30, 2000 are as follows:
(in thousands)

      Raw materials                                           $  210
      Work in process                                            194
      Finished goods                                             798
                                                              ------
      Total Inventory                                         $1,202
                                                              ======

4.         Comprehensive Loss

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive loss for the three months and six months ended June 30, 2000 and 1999 was as follows
(in thousands):

                                          Three months ended  Three months ended
                                             June 30, 2000      June 30, 1999
                                             --------------     --------------
                 Net loss                       ($1,008)           ($1,782)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale                 -                 (5)
                                                --------           --------
                 Total comprehensive loss       ($1,008)           ($1,787)
                                                ========           ========

                                            Six months ended   Six months ended
                                             June 30, 2000      June 30, 1999
                                             --------------     --------------
                 Net loss                       ($  923)           ($3,057)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale                 14                (43)
                                                --------           --------
                 Total comprehensive loss       ($  909 )          ($3,100)
                                                ========           ========


5.         Early Retirement of Debt

     In March 2000 and in March 1999, the Company repurchased, at a discount, portions of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 ( the "Notes"). These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

     During March 2000, the Company repurchased $3,000,000 in aggregate principal amount of its Notes for $1,680,000 in cash. As a result of this repurchase $61,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 was reported in the condensed statement of operations for the six months ended June 30, 2000.

     During March 1999, the Company repurchased $1,350,000 in aggregate principal amount of its Notes for $621,000 in cash. As a result of this transaction $28,000 of deferred financing fees were written off and an extraordinary gain of $701,000 was reported in the condensed statement of operations for the six months ended June 30, 1999.

6.         Segment Reporting

     The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its prostate cancer and incontinence business, which includes the Cavermap surgical aid, the I-125 brachytherapy seeds and needles and all consumer and surgical incontinence products, and (ii) its breast cancer business, which includes all development efforts for its proposed BreastExam, BreastView and BreastCheck products. On April 15, 1999, the Company disposed of its Breast Cancer business through a spin-out to a separate corporation in which the Company holds an approximate one-third interest.

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

     The tables below presents information about the Company's segments for the three months and six months ended June 30, 2000 and 1999. Asset information by segment is not reported, because the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended June 30, 2000

Revenues                             $   1,234         $    -         $ 1,234
Depreciation                               (32)             -             (32)
Operating Loss                            (659)             -            (659)

Three months ended June 30, 1999

Revenues                              $    675         $    -         $   675
Depreciation                              (416)             -            (416)
Operating Loss                          (1,211)             -          (1,211)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Three months ended June 30,                     2000          1999
--------------------------------------------------------------------
         Total for reportable segments      $    (659)    $  (1,211)
         Corporate                               (330)         (428)
         Interest income                          222           263
         Interest expense                        (241)         (406)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (1,008)    $  (1,782)
                                            ==========    ==========

     There were no product sales to a customer in Japan during the three months ended June 30. 2000. Product sales to a customer in Japan for the three months ended June 30, 1999 were approximately 12% of total product sales for that period.

                                  Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Six months ended June 30, 2000

Revenues                              $  2,235         $   -          $ 2,235
Restructuring                               -              -               -
Depreciation                               (78)            -              (78)
Operating Loss                          (1,387)            -           (1,387)

Six months ended June 30, 1999

Revenues                              $  1,118         $   -          $ 1,118
Restructuring                               80             -               80
Depreciation                              (835)            (9)           (844)
Operating Loss                          (2,233)          (422)         (2,655)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Six months ended June 30,                       2000          1999
--------------------------------------------------------------------
         Total for reportable segments      $  (1,387)    $  (2,655)
         Corporate                               (727)         (892)
         Interest income                          452           580
         Interest expense                        (520)         (791)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (2,182)    $  (3,758)
                                            ==========    ==========



     There were no product sales to a customer in Japan during the six months ended June 30. 2000. Product sales to a customer in Japan for the three months ended June 30, 1999 were approximately 17% of total product sales for that period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis should be read together with "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and fascia lata used in incontinence surgical procedures. UroMed, through its approximate one-third ownership of Assurance Medical, Inc., has supported the development of electronic palpation technology in order to aid physicians in the mission of finding suspicious breast lumps earlier. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.


      Results of Operations

      Revenues

     The Company's revenues for the second quarter of 2000 increased 83% to $1.2 million as compared to $0.7 million in the second quarter of 1999. For the first six months of 2000 revenues increased 100% to $2.2 million as compared to $1.1 million for the first six months of 1999. The increases in 2000 are the result of increased sales levels for the CaverMap Surgical Aid, the Symmetra I-125 seed and AlloSling fascia lata. The increases in the CaverMap Surgical Aid and the AlloSling fascia lata are due to the Company being further along in the marketing and distribution plans for these products. The Symmetra I-125 seed shipments commenced in test markets during the third quarter of 1999 and was released for full scale distribution during the first quarter of 2000. The Company has entered into and continues to seek partnerships to capitalize on its incontinence products and technology.

      Cost of revenues

     Cost of revenues for the second quarter of 2000 increased 39% to $1.0 million as compared to $0.7 million in the second quarter of 1999. For the first six months of 2000 cost of revenues increased 31% to $1.8 million as compared to $1.3 million for the first six months of 1999. The major component of both increases is the increase in variable direct material costs as a result of increased revenue levels in 2000 when compared to 1999. Additionally, 2000 includes $0.2 million in costs associated with scrapping Symmetra I-125 seeds that decayed to radioactive strength ranges not considered saleable.

      Operating Expenses

     Research and development expenses in the second quarter of 2000 decreased 41% to $0.3 million as compared to $0.6 million in the second quarter of 1999. For the first six months of 2000 research and development expenses decreased 51% to $0.7 million from $1.3 million for the first six months of 1999. Major components of the decrease in the second quarter 2000 as compared to the second quarter of 1999 are as follows: $0.2 million reduction in CaverMap related spending; and a $0.1 million reduction in spending to support the development of the production capability for Symmetra. Major components of the decrease for the first six months of 2000 as compared to the first six months of 1999 are as follows: $0.3 million reduction in CaverMap related spending; $0.2 million reduction in Assurance Medical related expenses as Assurance Medical was spun out into a separate corporation in April 1999; and a $0.1 million reduction in support of the development of the production capability for Symmetra.

     Marketing and sales expenses in the second quarter of 2000 increased 7% to $0.6 million as compared to the second quarter of 1999. For the first six months of 2000 marketing and sales expenses increased 23% to $1.3 million as compared to $1.0 million for the first six months of 1999. The increase in the second quarter of 2000 as compared to the second quarter of 1999 is due to increased sales activity and sales headcount. For the first six months of 2000 as compared to the first six months of 1999 the major components of the increase are as follows: $0.2 million reduction in Assurance Medical related expenses; $0.3 million increase in sales compensation due to an increased headcount; and a $0.2 million increase in Symmetra related marketing expenses.

     General and administrative expenses in the second quarter of 2000 decreased 50% to $0.2 million as compared to $0.4 million in the second quarter of 1999. For the first six months of 2000, general and administrative expenses decreased 35% to $0.7 million from $1.0 million for the first six months of 1999. The decrease in the second quarter of 2000 as compared to the second quarter of 1999 is a result of $0.2 million in proceeds received for an asset previously written off as a general and administrative expense in 1998. The major components of the decrease for the first six months of 2000 as compared to the first six months of 1999 are as follows: $0.2 million reduction due to the receipt of proceeds for an asset previously written off; and $0.1 million reduction in Assurance Medical related expenses.

      Restructuring

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the first quarter of 1999. The remaining balance was paid out in cash during 1999.

      Interest income and interest expense

     Interest income in the second quarter of 2000 decreased 16% to $0.2 million as compared to $0.3 million in the second quarter of 1999. For the first six months of 2000 interest income decreased 22% to $0.5 million from $0.6 million for the first six months of 1999. These decreases were attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase a portion of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes").

     Interest expense in the second quarter of 2000 decreased 37% to $0.2 million as compared to $0.4 million in the second quarter of 1999. For the first six months of 2000 interest expense decreased 34% to $0.5 million from $0.8 million for the first six months of 1999. These decreases were attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 1999 and 2000.

      Extraordinary gain on early retirement of debt

     In March 2000 and in March 1999, the Company repurchased, at a discount, portions of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 ( the "Notes"). These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

     During March 2000, the Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million has been reported in the condensed statement of operations for the six months ended June 30, 2000.

     During March 1999, the Company repurchased $1.4 million in aggregate principal amount of its Notes for $0.6 million in cash. As a result of this repurchase, an extraordinary gain of $0.7 million had been reported in the condensed statement of operations for the six months ended June 30, 1999.

      Liquidity and Capital Resources

     Cash and short-term investments totaled $12.6 million at June 30, 2000, compared to $17.9 million at December 31, 1999. At June 30, 2000, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $3.7 million during the six months ended June 30, 2000 was primarily a result of the net loss before extraordinary gain of $2.2 million for the six months ended June 30, 2000. In addition, there was a cash outflow of $0.5 million in the form of an advance payment to Bebig (manufacturer of Symmetra seeds) and $0.4 million in increased inventory to support current sales and demand levels.

     Net cash provided by investing activities was $7.0 million during the six months ended June 30, 2000 due primarily to net sales of short-term investments.

     Net cash used for financing activities was $1.6 million during the six months ended June 30, 2000, as a result of the $1.7 million used to repurchase $3.0 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). Through June 2000, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at June 30, 2000 of $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of June 30, 2000, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the first six months of 2000.

     The Company's common stock is presently listed on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol URMD. The Nasdaq SmallCap has continued listing requirements that must be maintained by all the companies it lists. The Company may not be able to comply with all of the Nasdaq SmallCap continued listing requirements for the entire year of 2000. There is no assurance that the Company's common stock will continue to be listed on the Nasdaq SmallCap or that the movement of the Company's common stock from the Nasdaq SmallCap to another stock exchange or to over-the-counter bulletin board will not have a material adverse effect on the market value or liquidity of the Company's common stock.

     The Company believes that available cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. The Company's future long-term liquidity and capital requirements depend on numerous factors, including the development of the Company's marketing capability and market acceptance of the CaverMap Surgical Aid and the Symmetra I-125 seed. There can be no assurance that the Company will not require additional financing or that, if required, such financing will be available on terms acceptable to the Company.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of varioius modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

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

     - - The Company's dependence on others, including the supplier of Symmetra I-125 seeds Bebig Isotepentechnik and Umweltdiagnostik GmbH of Berlin, Germany, for its products and raw materials and certain other components of its products, including certain materials available only from single sources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales in the first six months of 2000 were to foreign customers, primarily in Europe. All such foreign sales are denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.



Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 12, 2000 the Company held its Special Meeting of Stockholders to consider and vote upon the following three proposals:

     (1) A proposal to elect two Class III directors of the Company, each to hold a three-year term.

     (2) A proposal to adopt the Company's Second Amended and Restated 1991 Stock option Plan.

     (3) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ended December 31, 2000.


     Results with respect to the voting on each of the above proposals were as follows:
                                                          Withheld
                                          For             Authority
                                     -------------      -------------

     (1) Election of Directors
          John G. Simon                 3,649,604          174,256
          Richard A. Sandberg           3,645,091          178,769


                                          For          Against    Abstain
                                     -------------    ---------  ----------

     (2) Adoption of the Company's
         Second Amended and
         Restated 1991 Stock
         Option Plan                    3,536,428      271,745     15,687


                                          For          Against    Abstain
                                     -------------    ---------  ----------

     (3) Ratification of
         PricewaterhouseCoopers
         LLP as independent
         accountants                    3,801,308       16,587      5,965



Item 6.  Exhibits

           27         Financial Data Schedule

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: August 14, 2000                 /s/ Daniel Muscatello
                --------------               ----------------------------------
                                             Daniel Muscatello, President and
                                             Chief Executive Officer


           Date: August 14, 2000                 /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Vice President
                                             of Finance and Administration, and
                                             Treasurer