Form 10-Q
period 2000-09-30
UROMED CORP
filed 2000-11-14
CIK 917821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 2000

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                5,420,362 shares of Common stock, no par value,
                       outstanding at October 31, 2000.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2000


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at September 30, 2000 and December
31, 1999                                                                      3

Condensed Statement of Operations for the three and nine months
ended September 30, 2000 and 1999                                             4

Condensed Statement of Cash Flows for the nine months ended
September 30, 2000 and 1999                                                   5

Notes to Condensed Financial Statements                                   6 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10 -15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16


Part II - OTHER INFORMATION

Item 6.  Exhibits                                                            16



Signatures                                                                   17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------  ------------
                                     Assets
Current assets:
      Cash and cash equivalents                       $  6,081      $  3,485
      Short-term investments                             5,752        14,377
      Accounts receivable                                  719           585
      Inventories                                        1,036           841
      Prepaid expenses and other assets                    931           475
                                                      ---------     ---------

           Total current assets                         14,519        19,763

Fixed assets, net                                           68           143
Other assets                                             1,575         1,970
                                                      ---------     ---------

                                                      $ 16,162      $ 21,876
                                                      =========     =========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $    253      $    145
      Accrued expenses                                   1,089         1,347
                                                      ---------     ---------

           Total current liabilities                     1,342         1,492
                                                      ---------     ---------

Convertible subordinated notes                          14,393        17,393
                                                      ---------     ---------
Stockholders' equity:
      Common stock                                     107,259       107,164
      Other stockholders' deficit                     (106,832)     (104,173)
                                                      ---------     ---------

           Total stockholders' equity                      427         2,991
                                                      ---------     ---------

                                                      $ 16,162      $ 21,876
                                                      =========     =========

    The accompanying notes are an integral part of the financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                 Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                                -------------------         ------------------
                                  2000       1999            2000       1999
                                --------   --------        --------   --------

Revenues                        $ 1,258    $   719         $ 3,493    $ 1,837
                                --------   --------        --------   --------

Costs and expenses:
  Cost of revenues                1,209        608           2,967      1,949
  Research and development          421        445           1,071      1,784
  Marketing and sales               827        505           2,106      1,547
  General and administrative        419        364           1,081      1,387
  Restructuring                      -          -               -      (   80)
                                --------   --------        --------   --------

       Total costs and expenses   2,876      1,922           7,225      6,587
                                --------   --------         -------   --------
Loss from operations             (1,618)    (1,203)        ( 3,732)   ( 4,750)

Gain on sale of assets               -         672              -         672
Interest income                     178        297             630        877
Interest expense                 (  238)    (  385)         (  758)    (1,176)
                                --------   --------        --------   --------
Loss before extraordinary gain
on early retirement of debt      (1,678)    (  619)         (3,860)    (4,377)

Extraordinary gain on early
retirement of debt                   -          -            1,259        701
                                --------   --------        --------   --------

Net loss                        $(1,678)   $(  619)        $(2,601)   $(3,676)
                                ========   ========        ========   ========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                       $  (.32)   $  (.12)        $  (.75)   $  (.84)

  Extraordinary gain on
  early retirement of debt            -          -             .25        .14
                                --------   --------        --------   --------
      Net loss                  $  (.32)   $  (.12)        $  (.50)   $  (.70)
                                ========   ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                       5,180      5,177           5,169      5,181
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

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                   --------------------------
                                                      2000             1999
                                                   ---------        ---------

Net cash used in operating activities              $ (4,357)        $ (5,962)
                                                   ---------        ---------
Cash flows from investing activities:
      (Purchases) sales of short-term
        investments, net                              8,593           (1,615)
      Purchase of fixed assets                        (  31)          (    7)
      Proceeds from sale of assets                       -             3,340
      Decrease in other assets                           -               196
                                                   ---------        ---------
        Net cash provided by
          investing activities                        8,562            1,914
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             70                3
      Purchase of common stock                           -               (15)
      Repurchase of convertible subordinated notes   (1,679)            (621)
                                                   ---------        ---------
        Net cash (used for)
          financing activities                       (1,609)            (633)
                                                   ---------        ---------

        Net increase (decrease)
          in cash and cash equivalents                2,596           (4,681)

Cash and cash equivalents, beginning of period        3,485           11,576
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  6,081         $  6,895
                                                   =========        =========

Supplemental disclosure of cash flow information:
      Interest paid                               $     508         $  1,436





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


2.         Basis of Presentation

     The condensed balance sheet at September 30, 2000 and the condensed statement of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed statement of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1999, which may be found in the Company's 1999 Annual Report on Form 10-K.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of varioius modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

3.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

The components of inventory at September 30, 2000 are as follows:
(in thousands)

      Raw materials                                           $  182
      Work in process                                            221
      Finished goods                                             633
                                                              ------
      Total Inventory                                         $1,036
                                                              ======




4.         Comprehensive Loss

FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive loss for the three months and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

                                          Three months ended  Three months ended
                                          September 30, 2000  September 30, 1999
                                             --------------     --------------
                 Net loss                       ($1,678)           ($  619)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale            (    46)                17
                                                --------           --------
                 Total comprehensive loss       ($1,724)           ($  602)
                                                ========           ========

                                           Nine months ended   Nine months ended
                                           September 30, 2000 September 30, 1999
                                             --------------     --------------
                 Net loss                       ($2,601)           ($3,676)
                 Unrealized gain (loss)
                  on investments
                  available-for-sale            (    32)            (   26)
                                                --------           --------
                 Total comprehensive loss       ($2,633)           ($3,702)
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

     During March 2000, the Company repurchased $3,000,000 in aggregate principal amount of its Notes for $1,679,000 in cash. As a result of this repurchase $62,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 was reported in the condensed statement of operations for the nine months ended September 30, 2000.

     During March 1999, the Company repurchased $1,350,000 in aggregate principal amount of its Notes for $621,000 in cash. As a result of this transaction $28,000 of deferred financing fees were written off and an extraordinary gain of $701,000 was reported in the condensed statement of operations for the nine months ended September 30, 1999.


6.        Termination of Distributor Agreement

     During the three months ended September 30, 2000, the Company entered into a termination agreement with Johnson & Johnson Medical K.K. regarding the rights to distribute the INTROL product in Japan. This termination agreement resulted in a payment of $0.4 million to the Company, which has been recognized as revenue for the three months ended September 30, 2000.

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

The tables below presents information about the Company's segments for the three months and nine months ended September 30, 2000 and 1999. Asset information by segment is not reported, because the Company does not produce such information internally (in thousands):

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Three months ended September 30, 2000

Revenues                             $   1,258         $    -         $ 1,258
Depreciation                               (28)             -             (28)
Operating Loss                          (1,252)             -          (1,252)

Three months ended September 30, 1999

Revenues                              $    719         $    -         $   719
Depreciation                              (202)             -            (202)
Operating Loss                            (216)             -            (216)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Three months ended September 30,                 2000          1999
--------------------------------------------------------------------
         Total for reportable segments      $  (1,252)    $    (216)
         Corporate                               (366)         (315)
         Interest income                          178           297
         Interest expense                        (238)         (385)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (1,678)    $    (619)
                                            ==========    ==========

     During the three months ended September 30, 2000, 32% of total company revenues was the result of proceeds received in connection with the termination of an agreement with a Japanese distribution partner. There were no product sales to customers in Japan for the three months ended September 30, 1999.

                                  Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Nine months ended September 30, 2000

Revenues                              $  3,493         $   -          $ 3,493
Restructuring                               -              -               -
Depreciation                            (  106)            -           (  106)
Operating Loss                          (2,639)            -           (2,639)

Nine months ended September 30, 1999

Revenues                              $  1,837         $   -          $ 1,837
Restructuring                               80             -               80
Depreciation                            (1,037)            (9)         (1,046)
Operating Loss                          (2,449)          (422)         (2,871)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Nine months ended September 30,                 2000          1999
--------------------------------------------------------------------
         Total for reportable segments      $  (2,639)    $  (2,871)
         Corporate                             (1,093)       (1,207)
         Interest income                          630           877
         Interest expense                        (758)       (1,176)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (3,860)    $  (4,377)
                                            ==========    ==========



     During the nine months ended September 30, 2000, 11% of total revenues was the result of proceeds received in conjunction with the termination of an agreement with a Japanese distribution partner. Product sales to a customer in Japan for the nine months ended September 30, 1999 were approximately 10% of total product sales for that period.

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


      Results of Operations

      Revenues

     The Company's revenues for the third quarter of 2000 increased 75% to $1.3 million as compared to $0.7 million in the third quarter of 1999. For the first nine months of 2000 revenues increased 90% to $3.5 million as compared to $1.8 million for the first nine months of 1999. The increase for the third quarter of 2000 as compared to the third quarter of 1999 is a result of a $0.3 million increase in revenues from the Company's Symmetra seed product, which was in the early stages of commercial release in 1999, and a $0.1 million increase in revenues from the CaverMap Surgical Aid. Additionally, during the three months ended September 30, 2000, the Company recorded revenue of $0.4 million in the form of a payment from Johnson & Johnson Medical K.K. in connection with the termination of the agreement between the Company and Johnson & Johnson Medical K.K. for distribution rights to the INTROL product in Japan. These increases have been partially offset by decreases of $0.2 million in 2000 in revenue from incontinence related products, which are no longer actively marketed.

     The increase for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily the result of a $0.8 million increase in revenues of the CaverMap Surgical Aid and a $0.8 million increase in revenues of the Symmetra I-125 seeds.


      Cost of revenues

     Cost of revenues for the third quarter of 2000 increased 99% to $1.2 million as compared to $0.6 million in the third quarter of 1999. For the first nine months of 2000 cost of revenues increased 52% to $2.9 million as compared to $1.9 million for the first nine months of 1999. The major component of both increases is the increase in variable direct material costs as a result of increased revenue levels in 2000 when compared to 1999. Additionally, the three and nine months ended September 30, 2000 include $0.3 million and $0.6 million, respectively, in costs associated with scrapping Symmetra I-125 seeds that decayed to radioactive strength ranges not considered saleable. The nine months ended September 30, 2000 include $0.1 million in amortization expense for the Company's investment in Bebig's Symmetra manufacturing line.

      Operating Expenses

     Research and development expenses in the third quarter of 2000 decreased 5% to $0.42 million as compared to $0.45 million in the third quarter of 1999. For the first nine months of 2000 research and development expenses decreased 40% to $1.1 million from $1.8 million for the first nine months of 1999. Major components of the decrease for the first nine months of 2000 as compared to the first nine months of 1999 are as follows: a $0.4 million reduction in CaverMap related spending; a $0.2 million reduction in Assurance Medical related expenses as Assurance Medical was spun out into a separate corporation in April 1999; and a $0.2 million reduction in support of the development of the production capability for Symmetra.

     Marketing and sales expenses in the third quarter of 2000 increased 64% to $0.8 million as compared to $0.5 million for the third quarter of 1999. For the first nine months of 2000 marketing and sales expenses increased 36% to $2.1 million as compared to $1.5 million for the first nine months of 1999. The increase in the third quarter of 2000 as compared to the third quarter of 1999 is due to a $0.3 million increase in Symmetra marketing expenses as the result of marketing programs and trade shows. For the first nine months of 2000 as compared to the first nine months of 1999 the major components of the increase are as follows: a $0.2 million reduction in Assurance Medical related expenses; a $0.3 million increase in sales compensation due to an increased headcount; and a $0.5 million increase in Symmetra related marketing expenses.

     General and administrative expenses in the third quarter of 2000 increased 15% to $0.42 million as compared to $0.36 million in the third quarter of 1999. For the first nine months of 2000, general and administrative expenses decreased 22% to $1.1 million from $1.4 million for the first nine months of 1999. The increase in the third quarter of 2000 as compared to the third quarter of 1999 is a result of $0.1 million in consulting expenses. The major components of the decrease for the first nine months of 2000 as compared to the first nine months of 1999 are as follows: a $0.2 million reduction due to the receipt of proceeds for an asset previously written off; and a $0.1 million reduction in Assurance Medical related expenses.

      Restructuring

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandon during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the first quarter of 1999. The remaining balance was paid out in cash during 1999.


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

      Interest income and interest expense

     Interest income in the third quarter of 2000 decreased 40% to $0.2 million as compared to $0.3 million in the third quarter of 1999. For the first nine months of 2000 interest income decreased 28% to $0.6 million from $0.9 million for the first nine months of 1999. These decreases were attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase a portion of its 6% Convertible Subordinated Notes due October 15, 2003, the "Notes".

     Interest expense in the third quarter of 2000 decreased 38% to $0.2 million as compared to $0.4 million in the third quarter of 1999. For the first nine months of 2000 interest expense decreased 36% to $0.8 million from $1.2 million for the first nine months of 1999. These decreases were attributable to the reduction in outstanding Notes due to repurchases thereof during 1999 and 2000.

      Extraordinary gain on early retirement of debt

     In March 2000 and in March 1999, the Company repurchased, at a discount, portions of its outstanding Notes. These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

     During March 2000, the Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million was reported in the condensed statement of operations for the nine months ended September 30, 2000.

     During March 1999, the Company repurchased $1.4 million in aggregate principal amount of its Notes for $0.6 million in cash. As a result of this repurchase, an extraordinary gain of $0.7 million was reported in the condensed statement of operations for the nine months ended September 30, 1999.

      Liquidity and Capital Resources

     Cash and short-term investments totaled $11.8 million at September 30, 2000, compared to $17.9 million at December 31, 1999. At September 30, 2000, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $4.4 million during the nine months ended September 30, 2000 was primarily a result of the net loss before extraordinary gain of $3.9 million for the nine months ended September 30, 2000. In addition, there was a cash outflow of $0.5 million in the form of an advance payment to Bebig, the Company's manufacturer of Symmetra seeds.

     Net cash provided by investing activities was $8.6 million during the nine months ended September 30, 2000, due primarily to net sales of short-term investments.

     Net cash used for financing activities was $1.6 million during the nine months ended September 30, 2000, due primarily to the $1.7 million used to repurchase $3.0 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its Notes. Through September 30, 2000, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at September 30, 2000 of $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of September 30, 2000, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the first nine months of 2000.

     The Company's common stock is presently listed on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol URMD. The Nasdaq SmallCap has continued listing requirements that must be maintained by all the companies it lists. As of September 30, 2000, the Company is not in compliance with the net tangible asset component of these listing requirements. As a result, the Company may be delisted and subsequently listed on the over-the-counter bulletin board. There is no assurance that the Company's common stock will continue to be listed on the Nasdaq SmallCap or that the movement of the Company's common stock from the Nasdaq SmallCap to another stock exchange or to over-the-counter bulletin board will not have a material adverse effect on the market value or liquidity of the Company's common stock.

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of varioius modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and introducer needle including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, and (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including without limitation those described below:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Of the revenues for the nine months ended September 30, 2000, 11% is the result of a payment from a Japanes customer for the termination of an agreement to distribute one of the Company's products, and 8% is the result of sales to foreign customers, primarily in Europe. All such payments and foreign sales were denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Part II.  OTHER INFORMATION


Item 6.  Exhibits

           27         Financial Data Schedule

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: November 14, 2000                 /s/ Daniel Muscatello
                --------------               ----------------------------------
                                             Daniel Muscatello, President and
                                             Chief Executive Officer


           Date: November 14, 2000                 /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Domenic C. Micale, Vice President
                                             of Finance and Administration, and
                                             Treasurer