Form 10-K
period 2000-12-31
UROMED CORP
filed 2001-04-02
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

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

                    Yes       X                       No    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 9, 2001, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $9,122,768 based on 4,707,311 shares held by such non-affiliates at the closing price of a share of Common Stock of $1.938 as reported on the Over-the-Counter Bulletin Board on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 498,059 shares of the 5,205,370 shares of Common Stock outstanding on such date. On March 9, 2001, the registrant had outstanding a total of 5,205,370 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Special Meeting of Stockholders to be held on June 27, 2001 to be filed with the Securities and Exchange Commission on or prior to April 30, 2001 (the "2001 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2001 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                               UROMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K

Table of Contents



Item                                                               Page
                                    Part I

1    Business                                                        3
2    Properties                                                     18
3    Legal Proceedings                                              19
4    Submission of Matters to a Vote of Security Holders            19

                                    Part II

5    Market For Registrant's Common Stock
      and Related Stockholder Matters                               19
6    Selected Financial Data                                        20
7    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 22
8    Financial Statements and Supplementary Data                    31
9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           50

                                    Part III

10    Directors and Executive Officers of the Registrant            50
11    Executive Compensation                                        50
12    Security Ownership of Certain
       Beneficial Owners and Management                             50
13    Certain Relationships and Related Transactions                50

                                    Part IV

14    Exhibits and Financial Statement Schedules                    51


     CaverMap(R) Surgical Aid, Symmetra(TM) Iodine-125 seeds, Impress(TM) Softpatch, and INTROL(R) Bladder Neck Support Prosthesis are trademarks and registered trademarks of UroMed Corporation. All other trademarks and trade names referred to in this report are the property of their respective owners.

PART I

Item 1.  Business

General

     UroMed Corporation (the "Company" or "UroMed") is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products including its two main proprietary products for the treatment of prostate cancer: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra Iodine-125 ("Symmetra I-125") radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     The CaverMap Surgical Aid is used in radical prostatectomies, or surgical removal of the prostate, to assist the physician in locating and avoiding nerves. If the physician avoids cutting nerves, certain adverse side effects such as impotence and incontinence may be avoided. The Company believes that, because of the highly proprietary nature of CaverMap, it is uniquely positioned to offer physicians the opportunity to optimize both surgical procedures and brachytherapy for prostate cancer treatment.

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

     The Symmetra I-125 seed was cleared by the FDA for marketing in the United States in May 1999. The Symmetra I-125 seed is a proprietary Iodine-125 permanent seed implant designed to be similar to the market leading prostate seed implant in dosimetry, outer dimensions and biocompatibility. UroMed's manufacturing partner in the brachytherapy seed business is Bebig Isotopentechnik und Umweltdiagnostik GmbH of Berlin, Germany ("Bebig"). Under UroMed's agreement with Bebig, Bebig developed the implant and UroMed has the exclusive license rights through September 2006 to market and distribute the Bebig implant in North America and South America and non-exclusive rights elsewhere in the world.

     On March 26, 2001, the Company signed a definitive acquisition agreement with SSGI Prowess Systems ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, is a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer. In addition, SSGI offers external beam therapy treatment planning systems and has a worldwide installed customer base in excess of 500 sites. SSGI had approximately $3.8 million in revenue in calendar year 2000. UroMed believes that the SSGI installed customer and revenue base, combined with the UroMed customer base, presents a favorable environment on which to build a stronger presence in the field of radiation oncology.

   SSGI offers a network for radiation therapy planning that combines affordability with many advanced high technological features. By utilizing a Windows NT software platform, SSGI systems provide radiation oncology sites with advanced expansion capabilities through unmatched planning system flexibility and low cost additional workstation licenses. SSGI's market penetration in the field of brachytherapy treatment planning is strong; this is an area in which the combined company plans to expand throughout the world. The newly combined company will also capitalize on the external beam therapy market worldwide by solidifying key distribution partnerships.

     Except as specifically mentioned, the Annual Report on Form 10-K does not purport to describe the business, financial condition and financial results of SSGI, which was acquired on March 27, 2001.


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

     Until recently, the American Cancer Society and other health organizations predicted a continued rise in prostate cancer incidence in the U.S., with predictions of the number of annual cases as high as 300,000 to 350,000 by the year 2000. However, the incidence rate peaked in 1992 at 191 per 100,000 and declined each year from 1993 through 1995. This decrease in incidence rate is believed to be due to the "cull" effect associated with the advent of the PSA test. A significant improvement in the sensitivity of a diagnostic test generally leads to an increased number of detected cases of the disease that the test is designed to detect. Once these cases clear the system, rates generally fall back down to a level similar to that seen before the improved test. That appears to be the case with the PSA test and the incidence rate of prostate cancer. The American Cancer Society estimates that there was 180,400 new cases in the U.S. during 2000. Prostate cancer can be fatal if not treated early and comprehensively. In 2000, an estimated 31,900 Americans died from the disease - the second leading cause of cancer death in men.

     Decisions about which treatment to pursue are made by the patient and the physician, usually a urologist, based on the localization of the cancer, the age and overall health of the patient, and the risks and benefits ascribed to each treatment protocol. When cancer has spread beyond the prostate, the patient is usually guided toward chemotherapy and radiation therapy. For those with localized cancer of the prostate, about 60% of those diagnosed, the treatment options include:
     o Radical Prostatectomy: the surgical removal of the prostate and some of the surrounding tissue. Impotence and urinary incontinence are potential complications.
     o External Beam Radiation Therapy: the use of high-energy x-rays to kill cancer cells and shrink tumors. Radiation is administered from machines outside the body. This treatment requires daily visits for a period of 6-8 weeks. Impotence and incontinence occur slightly less often than after Radical Prostatectomy surgery, but damage to the rectum is a potential complication.
     o Brachytherapy Radiation Therapy: an alternative method of radiation treatment, where sealed sources of various radioisotopes are implanted in the prostate to kill the cancer cells during a one and one-half hour outpatient procedure. This procedure is discussed in more detail below.
     o Watchful Waiting: careful observation without further immediate treatment. This is considered an appropriate option for men who have less aggressive tumors, are older than 70, or have significant co-existing illnesses.
     o Hormone Therapy: manipulating hormone levels to inhibit cell growth. To cause cancer cells to shrink, patients may be given LHRH-agonists, which decrease the amount of testosterone in the body, or antiandrogens, which block the activity of testosterone. These drugs are often used to shrink the size of the prostate gland in preparation for additional therapies such as brachytherapy or surgery.
     o Other Treatment  Options:  includes other experimental procedures.

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

     The Company believes that almost 45,000 brachytherapy procedures were performed in the U.S. in 2000, accounting for 30% of all therapy for localized (treatable) prostate cancer. We believe that the number of procedures utilizing this therapy will continue to grow.

     Two different isotopes are used in brachytherapy procedures for prostate cancer, iodine-125 (I-125) and palladium-103 (Pd-103). The two isotopes have similar characteristics, and there is no clinical evidence that favors one isotope over the other. I-125 has a slightly higher energy photon, which means it is slightly more penetrating, depositing its energy over a longer distance. Palladium has a lower energy, and a shorter half-life, which allows more radioactivity to be used in each seed with less damage to surrounding tissue. Many physicians use palladium with cancers that they believe are faster growing. Market data suggests that the split between iodine and palladium seed use in 2000 for brachytherapy for prostate cancer treatments is roughly 60% iodine and 40% palladium.

2.  Radical Prostatectomy

     In 2000, there were approximately 80,000 radical prostatectomies performed in the United States. Of this amount, approximately 48,000 were nerve-sparing radical prostatectomies ("NSRP"), or approximately 60% of all radical prostatectomies performed. In 100 hospitals that are performing more than 100 prostatectomies annually, over 11,000 radical prostatectomies were performed in 1999. Of those, 8,400, or approximately 75%, were NSRP.

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

     The most common cause for erectile dysfunction after radical prostatectomy is intra-operative injury to the neurovascular bundles and nerve branches. These nerve structures are susceptible to injury at several points during the surgical procedure when they are pulled, stretched, transected or possibly excised.

     The reported incidence rate of erectile dysfunction after NSRP ranges from 30% to 90%. This wide range is likely due to variations in the skill of the surgeon, challenging anatomy, and the patient/physician post-surgical reporting process. Physicians and patients consider erectile dysfunction as a significant complication in determining the most appropriate course of treatment for their disease. In January 2000, the Journal of the American Medical Association published an article on the complications following a radical prostatectomy. The article concludes that the radical prostatectomy is associated with significant (59.9%) erectile dysfunction. The authors state that knowledge of these results may be particularly helpful to community-based physicians and their patients with prostate cancer who face difficult treatment options.

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

B.   Colorectal Cancer Surgery

     According to the American Cancer Society, colorectal cancer is the third most common cancer in the U.S. with 130,200 cases diagnosed in 2000, approximately 60% of which were in men. Seventy-three percent of newly diagnosed colorectal cancers occur in persons aged 65 and older. Colorectal cancer incidence increased from 1973 through 1985 particularly in men and then decreased through 1995. The reasons for this trend are not well understood. However, increased polyp removal, advances in treatment protocols, newer surgical techniques, and changes in population dietary patterns may be contributing factors.

     Treatment options for colorectal cancer depend on the size and location of the tumor and the stage of diagnosis. Colorectal cancers are treated using three main approaches:
o Surgery - removal of the tumor and nearby tissues including lymph nodes.
o        Radiation therapy - use of high energy rays to kill cancer cells.
o        Chemotherapy - use of drugs that kill cancer cells throughout the body.

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

     In March 1998, UroMed entered into agreements with Bebig and Isotope Products Laboratories Inc. of Burbank, California ("IPL") as a means of entering into the brachytherapy business. Under the terms and conditions of the Company's agreement with Bebig, Bebig developed a brachytherapy implant for which UroMed has an exclusive license to market and distribute in North America and South America (and non-exclusive rights elsewhere in the world) for a period through September, 2006. The Company's agreement with IPL, a subsidiary of Bebig, requires IPL to distribute the Symmetra I-125 seeds in the United States for the term of the production agreement between the Company and Bebig.

     The Company has the capability to ship product directly to customers from the facilities at Bebig and IPL. The Company and Bebig have the ability to warehouse product both at the Bebig and the IPL facilities.

B . UroMed Prostate Seeding Needles

     The Company offers introducer needles for brachytherapy use. These needles were commercially available beginning in the fourth quarter of 1998.

     There are two types of implant needles used for a brachytherapy treatment for prostate cancer that the Company offers. The first is a pre-loaded needle, where the practitioner pre-loads the needles with the correct number of seeds according to the treatment plan. The second type of needles, called "Mick" needles, involves use of a Mick seed implant device, a registered trademark of Mick Nuclear, Inc.

C . CaverMap Surgical Aid

     The CaverMap Surgical Aid was cleared by the FDA for marketing for prostate cancer surgery in men in the United States in November 1997. The Company began commercial selling efforts for this product during the second quarter of 1998. The CaverMap Surgical Aid was cleared by the FDA for marketing for colorectal cancer surgery in men in February 2000.

     The  CaverMap  Surgical  Aid is the first  tool of its kind,  developed  to address the surgical needs of the physician during the "nerve location and sparing" segment of the radical prostatectomy. Advances in nerve stimulation techniques coupled with real-time feedback tumescence monitoring developed by UroMed can assist the physician in the identification, mapping and preservation of the neurovascular bundles during NSRP. The system consists of a control unit, reusable probe handle, disposable probe tip, disposable tumescence sensor and related patient and ground leads. The CaverMap Surgical Aid is used intraoperatively during the procedure by the physician to stimulate the cavernosal nerves and measure minute changes in tumescence of the penis. The physician uses the device to map the course of the nerves and then uses this information to aid his dissection plan. If the physician can perform the dissection without damage to the cavernosal nerves, we believe that post-operative potency rates will improve.

     Many clinical studies have been conducted to evaluate the CaverMap Surgical Aid. The largest study to date, a randomized Phase 3, multi-center study was conducted by Dr. Laurence Klotz et al, of Sunnybrook & Women's College Health Science Center. The purpose of the study was to determine if the mapping of the cavernous nerve during a radical prostatecomy using CaverMap Surgical Aid improved potency compared to conventional nerve sparing techniques in 61 patients. Patient self-reporting and nocturnal erectile testing assessed erectile function prior to surgery and during a one-year period following surgery. In all patients, nerve function was assessed immediately after prostate removal. The single blinded study concluded that CaverMap assisted prostatecomy led to improved erectile function with no associated adverse events. A CaverMap stimulation immediately following removal of the prostate, accurately predicted the return of erectile function for patients.

     The Company now has an installed base of the CaverMap Surgical Aid control units in approximately 120 accounts performing radical prostatectomies in the United States and 15 accounts internationally, primarily in Europe. Many of these accounts are surgical centers that perform colorectal cancer surgery as well. The Company's initial strategy for expanding the use of the CaverMap Surgical Aid in Colorectal surgery is to expand the colorectal application of the CaverMap Surgical Aid to these centers.

D.   Allosource Cadaveric Fascia Kits

     The first area in the urologic community in which the Company developed customer relationships is female urinary incontinence. The Company is presently in this market with its product, the the Allosource Cadaveric fascia. The fascia is used during a surgical procedure to treat stress urinary incontinence. The Company has competed in the fascia market since 1998, and its supply of product through 2000 was based on a supply agreement with Allosource of Denver, Colorado.


Competition and Market Dynamics

     The largest changes in the brachytherapy for prostate cancer marketplace in the last few years has been the new product offerings in both iodine and palladium seeds. The Company believes that new products will continue to affect the market in 2000.

     At the end of 2000, there were eight companies supplying brachytherapy seeds for prostate cancer treatment in the United States, including UroMed. Several new competitors are expected to launch products in 2001.

     The Company believes Nycomed Amersham was the market leader in iodine seed for prostate cancer in 2000. Theragenics Corporation's "Theraseed" product was the palladium market leader in 2000. Other competitors are Mentor Corporation, which distributes an iodine seed manufactured by North American Scientific, and Imagyn Corporation which began competing in the iodine seed market during 1999.

     Although the Company anticipates additional entries into the brachytherapy seed market given the attractive market opportunities, the Company believes that the number of additional entries may perhaps be limited because of the barriers to entry such as the long lead time required for regulatory review, and experience required to design, evaluate, and manufacture a sealed radioactive source of this size in substantial quantities.

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

B. Marketing Strategy

     UroMed is dedicated to establishing itself as a leader in the innovative treatment of prostate cancer with the introduction of the CaverMap Surgical Aid. There are four elements to the Company's marketing strategy for CaverMap: (1) build a strong clinical data base and gain endorsement for the product from leaders in the field of urology as a potential standard of care. (2) establish broader clinical education and experience in favor of the product, (3) generate patient awareness of and demand for the product; and (4) secure favorable reimbursement for use of the device from insurers, managed care organizations and other health care industry participants.

Sales Strategy and Organization

     The sales organization currently consists of four sales representatives reporting to the Vice President of Sales. The sales representatives are currently responsible for selling the CaverMap Surgical Aid, the Symmetra I-125 seeds, and the UroMed Prostate Seeding Needles. The efforts in selling all products are supported by an aggressive effort on the part of the Symmetra and CaverMap product managers and members of the senior management team.

Research and Development/Business Development

     The Company has developed a three-pronged approach to research and development and business development. Strategically, the Company is focusing on
(1) sustaining Research and Development, which includes a focus on supporting the CaverMap Surgical Aid, the Symmetra I-125 seeds and the Company's other existing products from a technical perspective; (2) future projects; and (3)
opportunistic product licensing opportunities which leverage our growing customer relationships. The Company believes that this focused approach to expanding the UroMed portfolio should position the Company as a leader in prostate cancer therapies.

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

Discontinued Medical Office-Based Products

     The Company had developed and had acquired office-based products and technology in the market for continence care. The Company capitalized on these products and technologies via strategic alliances with larger, more established companies. On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and will receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. In addition and under certain conditions, the Company may receive additional cash consideration in the future in the form of royalty and other payments. The Company recorded a gain of $0.7 million as a result of this transaction in 1999. The Impress Softpatch was cleared by the FDA for marketing in the United States in May 1996. The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinence patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996.

     During April 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates to the INTROL Bladder Neck Support Prosthesis ("INTROL"). The INTROL, cleared for Rx marketing in the U.S. by the FDA in May 1995, is a patented intravaginal device, which is designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in 1997. In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK "), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL in Japan. In July 2000, the Company entered a termination agreement for the INTROL distribution rights in Japan with JJMKK which resulted in JJMKK making a cash payment of $400,000 to the Company.

Breast Cancer

     In October 1997, the Company unveiled a technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. On April 15, 1999, the Company completed the disposal of this technology into a new, private company, Assurance Medical, Inc. ("Assurance"). In conjunction with this disposal, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position in Assurance. As a result of this transaction, the Company no longer has to fund the development of this technology. The Company is hopeful that it will eventually share in the benefits related to this technology through its equity interest in Assurance, although there can be no assurance that the Company will be able to do so. The transaction did not have a material impact on the Company's financial position or results of operations. The Company's recorded investment in Assurance is zero and the Company does not intend to provide additional funding to Assurance and does not participate in its management.

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

     Bebig has filed a patent for their Iodine-125 seed design, which UroMed will market as the Symmetra I-125 seed. Under the terms of its agreement with Bebig, UroMed will have exclusive license rights to market and distribute this seed in North America and South America through September 2006. UroMed has filed patents pertaining to the packaging of its Symmetra seed.

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

Office-Based Continence Care Products

     FDA clearance to premarket the Impress Softpatch was granted in May 1996 on the basis of a 510(k) Notification application originally filed, based on the clinical trial data compiled, by Advanced Surgical Intervention, Inc. in September 1995.

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

     If a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification application. The 510(k) Premarket Notification application and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device and a 510(k)Premarket Notification application may require the submission of data including clinical data.

     Following submission of the 510(k) Premarket Notification application, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification application. The FDA may agree with the manufacturer or distributor that the proposed device is "substantially equivalent" to another legally marketed device, and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of a product.

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

Employees

     As of December 31, 2000, the Company employed approximately 21 individuals on a permanent basis, which includes 4 individuals who are part of a restructuring that occurred in December 2000. Additionally, 33 individuals are employed with SSGI, which became a subsidiary of UroMed as a result of the transaction between UroMed and SSGI on March 27, 2001.

     None of the Company's employees are covered by collective bargaining agreements.

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and the UroMed Prostate Seeding Needles including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, (iv) the extent of future revenues,  expenses  and  results  of  operations  and  the  sufficiency  of the
Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology, (v) the risk of the Company's dependence on Bebig to manufacture the Symmetra I-125 seeds and the Company's dependence on Symmetra's overall contribution to the Company's operations, (vi) the benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses and (vii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects","anticipates", "estimates", "plans", "projects", "believes", or similiar expressions (and variants of such words or expressions). These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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

     - - The uncertainty as to whether the Company will be able to effectively manage the cost of the scrap and decayed Symmetra I-125 seeds.

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

     -- the benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses.

                                  RISK FACTORS

The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Cashflow and Convertible Notes

     There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"), of which $14,393,000 aggregate principal amount was outstanding at December 31, 2000. The Company expects its operating losses to continue over the foreseeable future and there can be no assurance that the Company will be have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Notes at October 15, 2003.

SSGI Acquisition

     On March 26, 2001, the Company entered into an acquisition agreement with SSGI. The Company entered into this acquisition agreement with SSGI with the expectation that the transaction will result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of technically-trained personnel. Achieving the benefits of the acquisition will depend in part on the integration of the Company's technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. The Company cannot provide assurance that the Company will successfully integrate the SSGI operations and personnel with the Company's operations and personnel. In addition, the Company can not provide assurance that, following the transaction, the Company's businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquistion will result in increased earnings in any future period.

Limited Operating History; History of Losses; Profitability Uncertain

     The Company has experienced significant operating losses since inception and, as of December 31, 2000, had an accumulated deficit of $109.1 million. The Company has never successfully commercialized any of its products. In addition, the development and commercialization by the Company of its products and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize the company's existing products and the products acquired through its acquisition of SSGI. The Company expects its operating losses to continue over the foreseeable future and there can be no assurance that the Company will be profitable in the future or that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Liquidity of Common Stock

     The Company's common stock was delisted from the Nasdaq SmallCap Market during December, 2000 and began being listed on the OTCBB (over-the-counter bulletin board). There can be no assurance that present and future stockholders will have the ability to liquidate their common shares in the same manner as if the Company was listed on the Nasdaq SmallCap Market.

Uncertainty of Market Acceptance for the Company's Products

     The CaverMap Surgical Aid and the Symmetra I-125 seeds will be competing against existing treatments and competing products in the prostate cancer market. There can be no assurance of the market acceptance of these products.

Dependence on Bebig for Symmetra I-125 Seed Manufacturing

     The Company expects to derive a substantial portion of its revenues for the next several years from sales of the Symmetra I-125 Seed. The Company presently has a production agreement in place with Bebig to produce the Symmetra seed for a period through September 2006. Any interruption in the Symmetra seed manufacturing process would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on IPL for distribution of the Symmetra I-125 Seed

     We rely on IPL, a subsidiary of Bebig, to distribute the Symmetra I-125 Seeds in accordance with order specifications. Any failure of IPL to distribute the Symmetra I-125 Seed correctly could have a material adverse effect on the Company's business, financial conditions and result of operations.

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

Dependence on Others for Products and Raw Materials

     The Symmetra I-125 seed is supplied solely by Bebig and certain of the raw materials for the manufacture and assembly of the CaverMap Surgical Aid are available only from single sources and are manufactured by third parties. Interruptions in supplies of raw materials may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices generally. Significant interruption in the supply of raw materials currently used by the Company for its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Distribution Experience

     The Company has limited experience in distributing units of its products to its ultimate consumers. The Company ships all CaverMap related products directly from its offices in Norwood, Massachusetts. The Symmetra I-125 seed shipments are shipped directly to customers from IPL's warehouse in Burbank, California or Bebig's facility in Berlin, Germany.

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

Risks Relating to FDA Oversight and Other Government Regulation

     The facilities at which the Company or its key suppliers manufactures its product are subject to regulation by the FDA and, in many instances, by comparable agencies in the foreign countries in which these devices are distributed and sold. The process of obtaining regulatory approvals for the marketing and sale of any additional products, or the modification of existing products, by the Company could be costly and time-consuming and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods, impose substantial additional costs and furnish an advantage to competitors who have greater financial resources. Moreover, regulatory approvals for new or modified products, if granted, may include significant limitations on the indicated uses for which a product is marketed. In addition, the extent of potentially adverse governmental regulations that might arise from future legislative, administrative or judicial action cannot be determined. Any material product recall or loss of certification of the Company's manufacturing facility, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to regulation under federal, state and local regulations regarding maintenance of a licensed pharmacy, work place safety, environmental protection and hazardous and controlled substance controls, among others. The Company cannot predict the extent of government regulations or impact of new government regulations which might have an adverse effect on the production and marketing of the Company's products.

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

Concentration of Ownership

     As of December 31, 2000, directors and executive officers of the Company and their affiliates owned approximately 16% of the outstanding Common Stock (including options to purchase Common Stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

     The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

     The future sale of shares of the Company's Common Stock could have an adverse effect on the market price of the Common Stock or the Notes. The Company currently has two effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 1,703,508 shares of Common Stock held by certain current shareholders of the Company. Of these 1,703,508 shares, 1,236,902 shares are covered by a registration statement which was declared effective in October 1995 registering shares of Common Stock held by approximately 73 holders. These shares, representing shares of Common Stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. The remaining 467,005 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 50,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. All of the shares covered by these registration statements are freely tradeable in the open market without volume limitations unless held by one of our affiliates. As of December 31, 2000 the Company also had options outstanding to purchase an aggregate of 491,943 shares of Common Stock and had an additional 85,129 shares of Common Stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act. As of December 31, 2000, the Company had reserved 218,076 shares of Common Stock for issuance upon conversion of the Notes.

     As consideration for the Company's acquisition of SSGI in March 2001, the Company will issue 2,114,036 shares of its common stock to SSGI stockholders and other related parties. The common stock will be registered with the SEC for resale within 60 days after the closing and most of the shares will be subject to limitations on the number of shares that can be sold in any year.


Item 2.  Properties

     The Company currently leases space in one facility in Norwood, Massachusetts. This lease commenced in 1997, has a five-year term and is for a 9,000 square foot area which occupies all administrative, research and development, marketing and manufacturing staff of the Company.

     The Company terminated operating leases at two locations during 1999. The Company terminated the Needham, Massachusetts facility as part of its restructuring. This was a 40,000 square-foot facility which had a lease set to expire in 2001. The Company entered into a lease termination agreement effective March 15, 1999. The second lease terminated during 1999 was for the lease for the Assurance Medical Inc. staff in Hopkinton, Massachusetts. This lease was terminated by the Company in conjunction with the April 1999 disposal of the Assurance Group into a separate corporation.

Item 3.  Legal Proceedings

     The Company is not involved in any material legal proceedings, nor is the property of the Company the subject of any such proceedings.




Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the Company's 2000 fiscal year, there were no matters submitted to a vote of the security holders of the Company.


Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     UroMed's common stock is traded on the Over-the-Counter Bulletin Board under the symbol URMD.OB. As of December 31, 2000 there were 307 registered holders of the Company's common stock. The Company has not paid dividends on its common stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth for the periods indicated the range of high and low sales prices of the Company's common stock as reported by Nasdaq.

Year Ended December 31, 2000                           High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $ 13.063    $  1.000
Second Quarter                                           4.875       1.781
Third Quarter                                            2.875       1.594
Fourth Quarter                                           2.563       0.531

Year Ended December 31, 1999                          High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $  2.125     $ 1.250
Second Quarter                                           2.000       1.188
Third Quarter                                            1.469       1.125
Fourth Quarter                                           1.313       0.969

Item 6.  Selected Financial Data

                              Selected Financial Data

Year Ended December 31,
                     2000         1999          1998         1997         1996
                  ----------  ------------   ----------  ------------  ---------
(in thousands,
except per share
amounts)
Statement of
Operations Data:

Revenues          $  4,307     $ 2,645         $   837      $   503     $ 2,622
                  ----------  -------------  ------------ ------------ ---------
Costs and expenses:
 Cost of revenues    4,227       2,499           3,413        4,722       5,110
 Research and
  development        1,476       2,137           5,367       11,692    37,597(1)
 Marketing and
  sales              3,008       2,119           4,098       13,233       7,276
 General and
  administrative     1,555       1,767           4,175        5,514       2,816
 Restructuring         171        ( 80)          1,704          --          --
                  ----------  ------------   ----------  ------------  ---------
 Total costs
   and expenses     10,437       8,442          18,757       35,161      52,799
                  ----------  ------------   ----------  ------------  ---------
Loss from
operations         ( 6,130)    ( 5,797)        (17,920)     (34,658)    (50,177)

Gain on sale
of assets              --          672             --           --          --

Interest (expense)
 income, net        (  146)    (   376)        ( 1,074)          25       2,517
                   ----------  ------------   ----------  ------------  --------
Loss before
 extraordinary
 gain on early
 retirement
 of debt           ( 6,276)      (5,501)       (18,994)      (34,633)   (47,660)

Extraordinary
 gain on early
 retirement of
 debt                1,259        3,021         23,273         --          --
                  ----------  ------------   ----------  ------------  ---------

Net income
   (loss)       $  ( 5,017)  $    (2,480)   $    4,279    $ (34,633)   $(47,660)
                 ==========  =============  ===========  ============= =========

Basic and
diluted net
income (loss)
per share       $   (0.97)    $    (0.48)    $   0.81    $   (1.30)   $   (1.87)
                 ==========  =============  ===========  ============= =========

 Basic and
 diluted
 weighted average
 common shares
 outstanding        5,173          5,179         5,290        5,316       5,109
                 ==========  =============  ===========  ============= =========

(1) Includes $30.2 million related to the acquisition of the Impress Softpatch technology and related expenses which was expensed immediately as in-process research and development.


As of December 31,
                      2000        1999          1998         1997         1996
                  ----------  ------------   ----------  ------------  ---------


Balance Sheet
 Data:
   Cash, cash
    equivalents
    and short-term
    investments   $  10,233    $  17,862     $ 26,280    $  65,025   $ 101,638
   Working capital   10,806       18,271       24,290       60,907      98,013
   Total assets      13,668       21,876       33,606       76,593     110,488
   Long-term debt    14,393       17,393       24,756       69,000      69,000
   Accumulated
    deficit        (109,145)    (104,128)    (101,648)    (105,927)   ( 71,294)
   Total
    stockholders'
    equity (deficit) (1,981)       2,991         5,574       1,785      35,952



                                     FIRST      SECOND      THIRD      FOURTH
                                    QUARTER    QUARTER     QUARTER     QUARTER
                                    -------    -------     -------     -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ended December 31, 2000
Revenues                            $ 1,001    $ 1,234     $ 1,258     $   814
Net loss before extraordinary gain   (1,174)    (1,008)     (1,678)     (2,416)
Extraordinary gain                    1,259         -           -           -
Net income (loss)                        85     (1,008)     (1,678)     (2,416)
Basic and diluted net income
  (loss) per share                     0.02     ( 0.19)     ( 0.32)     ( 0.47)


Year Ended December 31, 1999
Revenues                                442        675         719         809
Net loss before extraordinary gain   (1,979)    (1,782)    (  619)      (1,121)
Extraordinary gain                      701         -           -        2,320
Net income (loss)                    (1,278)    (1,782)    (  619)       1,187
Basic and diluted net income
  (loss) per share                   ( 0.25)    ( 0.34)    ( 0.12)        0.23



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis should be read in conjunction with "Forward-Looking Statements and Associated Risks" and "Risk Factors" contained in Item 1 and the financial statements and the related notes contained in Item 8 of this Annual Report on Form 10-K.

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

     On March 26, 2001, the Company signed a definitive acquisition agreement with SSGI Prowess Systems ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, is a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

    SSGI offers a network for radiation therapy planning that combines affordability with many advanced high technological features. By utilizing a Windows NT software platform, SSGI systems provide radiation oncology sites with advanced expansion capabilities through unmatched planning system flexibility and low cost additional workstation licenses. SSGI's market penetration in the field of brachytherapy treatment planning is strong; this is an area in which the combined company plans to expand throughout the world. The newly combined company will also capitalize on the external beam therapy market worldwide by solidifying key distribution partnerships.

     As consideration for the SSGI acquisition, UroMed issued 2,000,000 shares of its common stock to SSGI stockholders and will provide for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves revenue targets over the next three years. UroMed also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of UroMed common stock, and the issuance of a $460,000 promissory note payable in two annual installments in 2002 and 2003. The common stock will be registered with the SEC for resale within 60 days after the closing and most of the shares will be subject to limitations on the number of shares that can be sold in any year. The transaction will be accounted for in accordance with the purchase method of accounting during the quarter ended March 31, 2001.


     Except as specifically mentioned on the financial report, the Form 10-K does not purport to describe the business financial condition and financial results of SSGI, which was acquired on March 27, 2001.

                         Results of Operations
                 Years Ended December 31, 2000 versus 1999

Revenues

     The Company's revenues in 2000 increased 63% to $4.3 million as compared to $2.6 million in 1999. The increase is due to the following: a $1.0 million increase in sales of the Symmetra I-125 seeds, which began being commercially sold by the Company late in the third quarter of 1999, and a $0.7 million increase in sales of the CaverMap Surgical Aid . Additionally, in 2000 the Company recorded revenue of $0.4 million in the form of a payment from Johnson & Johnson Medical K.K. in connection with the termination of the agreement between the Company and Johnson & Johnson Medical K.K. for distribution rights to the INTROL product in Japan.


Cost of Revenues

     Cost of revenues for 2000 increased 69% to $4.2 million as compared to $2.5 million for 1999. The major component of the 2000 increase is the variable direct material costs as a result of increased product revenue levels in 2000 versus 1999. Additionally, 2000 includes $1.1 million in costs associated with scrapping Symmetra I-125 seeds that decayed due to radioactive strength ranges not considered saleable, and $0.2 million in amortization expense for the Company's investment in Bebig's Symmetra manufacturing line.

Research and Development

     Research and development expenses in 2000 decreased 31% to $1.5 million as compared to $2.1 million for 1999. The decrease in 2000 is the result of the following: a $0.2 million decrease in Assurance Medical related expenses due to the April 1999 disposal of this group into a separate corporation; a $0.2 million reduction in 2000 in Symmetra production development expenses; and a $0.1 million decrease in development-related and clinical study-related expenses for the CaverMap Surgical Aid.

     The Assurance Medical operations were part of UroMed through April 15, 1999. On April 15, 1999, the Company completed the disposal of this technology into a new, private company, Assurance Medical, Inc. As a result of this transaction, the Company no longer has to fund the development of this technology and therefore had savings of approximately $2.3 million in operating expenses for 1999 as compared to 1998. The transaction did not have a material impact on UroMed's financial position or results of operations. The Company's initial equity investment of $0.1 million has been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999 and 2000.

Marketing and Sales

     Marketing and sales expenses in 2000 increased 42% to $3.0 million as compared to $2.1 million for 1999. The increase in 2000 as compared to 1999 is due to a $0.7 million increase in Symmetra marketing expenses for marketing programs and trade shows, and a $0.3 million increase in selling expenses, primarily salary and travel expenses.

General and Administrative


     General and administrative expenses decreased 12% to $1.6 million as compared to $1.8 million for 1999. The major portion of the decrease was a $0.2 million reduction in expense as a result of the receipt of proceeds for an asset previously written-off. In 2000, the Company's investment in Medworks was acquired by Dexterity and the Company recorded a gain of $0.2 to general and administrative expense.


Restructuring

     During October and December 2000, the Company terminated 12 employees, committing to pay severance benefits of $0.2 million. Activity in the 2000 restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash      December 31,
                               1999        Expense     Payments        2000
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   --        $    171    $   (78)      $   93
                          =============   ==========  ==========   ============



     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's cost of exiting this facility was $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring accrual during 1999.

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

Interest Income and Interest Expense

     Interest income decreased by 26% to $0.8 million from $1.2 million for 2000 as compared to 1999. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase Convertible Subordinated Notes Payable (the "Notes")(see Note 9 to the Financial Statements).

     Interest expense decreased 35% to $1.0 million from $1.5 million for 2000 as compared to 1999 as a result of the reduction in outstanding Notes due to the repurchases during 2000 and 1999.

Extraordinary Gain on Early Retirement of Debt

     During 2000 and 1999, the Company repurchased some of its Notes for the applicable periods as follows:
---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Years ended:
-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 2000         $3,000,000           $1,679,000       $1,259,000

-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1999        $ 7,363,000          $ 4,179,000      $ 3,021,000

-------------------- ----------------------- ---------------- ------------------

     The repurchases of the Notes occurred in open market transactions with persons who were not affiliates of the Company. In addition to the cost of the principal repurchased as noted in the table above, the Company incurred additional costs of $62,000 and $163,000 in 2000 and 1999, respectively, relating to deferred financing fees written off and other fees incurred as a result of the repurchases.



                              Results of Operations
                    Years Ended December 31, 1999 versus 1998

Revenues

     The Company's revenues increased by 216% to $2.6 million from $0.8 million for 1999 as compared to 1998. The increase is primarily due to the increased sales in 1999 of the CaverMap Surgical Aid, as 1998 sales levels of this product were relatively insignificant. Additionally, the Company commenced shipments of its Symmetra I-125 seed during the third quarter of 1999 and recorded total related revenues of $0.2 million in 1999. Revenues in 1998 were derived primarily from sales of the Company's previously marketed line of incontinence products, which are currently not actively marketed by the Company.

Cost of Revenue

     Cost of revenues decreased by 27% to $2.5 million from $3.4 million for 1999 as compared to 1998. The decrease is the result of reductions in salaries and related expenses of $0.5 million primarily as the result of the headcount reduction from the 1998 restructuring, facilties and corporate-related allocation reductions of $0.4 million, and a $0.5 million reduction in depreciation expense. All the reductions are partially offset by an increase of $0.5 million in variable product costs due to the increased revenue levels in 1999 as compared to 1998.

Research and Development

     Research and development expenses decreased by 60% to $2.1 million from $5.4 million for 1999 as compared to 1998. The decrease in 1999 is the result of the following: a $1.5 million decrease in expenses related to the April 1999 disposal of the Assurance group into a separate corporation; a reduction of $0.8 million in incontinence surgical related prototype, design and consulting expenses; a decrease of $0.5 million in salary and related expenses primarily the result of the headcount reduction from the 1998 restructuring; a decrease of $0.3 million in administrative and corporate-related expenses; and a $0.2 million reduction in clinical study related expenses on behalf of the CaverMap Surgical Aid.

Marketing and Sales

     Marketing and sales expenses decreased 48% to $2.1 million from $4.1 million for 1999 as compared to 1998. The decrease in 1999 is the result of the following: $0.6 million in reduced Assurance Medical related expenses due to the disposal; $0.6 million in salaries and related expenses partially as a result of the 1998 restructuring and partially the result of employee attrition during 1999; $0.4 million in reduced public relations and product literature expenses for incontinence surgical products which were actively marketed in 1998 and not in 1999; and $0.4 million in administrative and other marketing program related expenses.

General and Administrative

     General and administrative expenses decreased by 58% to $1.8 million from $4.2 million for 1999 as compared to 1998. The decrease is the result of the following: 1998 included a $1.0 million charge for the write-off of the carrying value of the Company's investment in Medworks Corporation (see Item 8: Financial Statements and Supplementary Data, footnote 6 to the financial statements); a decrease from 1998 to 1999 of $0.7 million in finance and administrative expenses; a decrease from 1998 to 1999 of $0.3 million in Assurance Medical related expenses due to the disposal; and a decrease from 1998 to 1999 of $0.3 million in systems related expenses.

Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1.7 million representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer-oriented continence care business, which the Company has concluded will be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1.0 million. This charge consisted of $0.6 million of employee termination benefits and $0.4 million of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of 40 employees, all of which have been terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs include the write-off of $0.1 million of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

     During the fourth quarter of 1998, the Company made certain changes to its restructuring plan and, as a result, an additional charge of $0.7 million was recorded at that time, representing additional facility exit costs.
Specifically, the Company decided not to abandon one of the aforementioned facilities slated for closure and, at that same time, committed to abandoning one of the facilities that it had previously expected to keep open. The facility exit costs include the write-off of $0.5 million of leasehold improvements, with the remainder representing certain contractual lease payments related to the abandonment of the leased facility.

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

     During the year ended December 31, 1999, the activity with respect to the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,      Cash                  December 31,
                               1998        Payments   Adjustments      1999
                         --------------   ----------  -----------  ------------
Employee termination
Benefits                   $      55       $   (55)     $     --      $    --

Other facility exit costs        304          (224)          (80)          --
                          -------------   ----------  ----------  ------------
                           $     359       $  (279)     $    (80)     $    --
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

     Interest expense decreased 61% to $1.5 million from $3.9 million for 1999 as compared to 1998 as a result of the reduction in outstanding Notes due to the repurchases during 1998 and 1999.

Extraordinary Gain on Early Retirement of Debt

     During 1999 and 1998, the Company repurchased some of its Notes for the applicable periods as follows:

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

                         Liquidity and Capital Resources

     At December 31, 2000, the Company had cash, cash equivalents and marketable securities totaling $10.2 million, a decrease of $7.7 million, or 43%, from $17.9 million at December 31, 1999. At December 31, 2000, the Company's funds were invested in U.S. government obligations, corporate debt obligations, money market funds and specific equity securities.

     Net cash used in operating activities of $6.2 million for the year ended December 31, 2000 was primarily a result of the $6.3 million loss before the extraordinary gain on the early retirement of debt and decreases of $0.2 million in accounts payable and accrued expenses , partially offset by depreciation and amortization of $0.4 million.

     Net cash provided by investing activities was $10.3 million for the year ended December 31, 2000, primarily as a result of $10.2 million from the net proceeds of sales of investments.

     Net cash used in financing activities was $1.6 million for the year ended December 31, 2000, primarily as a result of the $1.7 million of cash used to repurchase $3.0 million in aggregate principal amount of Notes.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). During 2000 and 1999, the Company repurchased approximately $10.4 million in aggregate principal amount of its Notes. The outstanding principal balance of the Notes at December 31, 2000 was $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital, although the company may choose to fund these purchases by issuing shares of its common stock if it could do so on attractive terms.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1998 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of December 31, 2000, the Company had repurchased approximately 240,000 shares of its Common Stock for approximately $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Company's future long-term liquidity and capital requirements depend on numerous factors, including, but not limited to: development of the Company's marketing capability, market acceptance of the CaverMap Surgical Aid and the Symmetra I-125 seed, development of partnerships and alliances for its assets and technology in incontinence and breast cancer, and integration and leveraging the acquired SSGI business.

     The Company has incurred losses before extraordinary items of $6,276,000, $5,501,000 and $18,994,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and anticipates that it will incur a net loss for the year ended December 31, 2001. The Company also has incurred negative cash flows from operations of $6,218,000, $7,158,000 and $18,035,000 for the years ended
December 31, 2000, 1999 and 1998. At December 31, 2000, the Company had a stockholders' deficit, particularly reflecting its long-term debt outstanding of $14,393,000, which is due on October 15, 2003, and did not have any additional available credit facilities. On March 26, 2001, the Company completed the acquisition of SSGI Prowess Systems, Inc. ("SSGI") (see Note 16). For the year ended December 31, 2000, SSGI incurred a net loss of approximately $1,100,000.

     During the year ended December 31, 2000, the Company took actions to reduce significantly its operating costs by reducing its existing workforce and by exiting certain distributor relationships and products not considered strategic. The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 2001. The Company's future beyond December 31, 2001 is dependent upon its ability to achieve break-even or positive cash flows from operations, to leverage the acquisition of SSGI, and/or to obtain additional funding. There is no assurance that the Company will be able to achieve break-even or positive cash flows or that it will be successful in obtaining additional funding on terms acceptable to the Company, if at all.

                         Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's management anticipates the adoption of FAS 133 will not have a significant effect on the Company's results of operations or financial position, as the Company currently does not utilize derivative instruments.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 was required in the Company's fourth quarter of fiscal 2000. The application of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

     Due to the short-term duration, the fair value of the Company's cash and investment portfolio at December 31, 2000 approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

Item 8.  Financial Statements and Supplementary Data

Index to the Financial Statements:

                                                                     Page
                                                                    ------
     Report of Independent Accountants................................32

     Balance Sheet at December 31, 2000 and 1999..................... 33

     Statement of Operations for each of the three years
       in the period ended December 31, 2000..........................34

     Statement of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2000 .............35

     Statement of Cash Flows for each of the three years
       in the period ended December 31, 2000 .........................36

     Notes to the Financial Statements................................37-48



     Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves............49


     All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or footnotes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of UroMed Corporation:

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UroMed Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 27, 2001

Balance Sheet

December 31,                                               2000         1999

- - - --------------------------------------------------------------------------
(in thousands)
  Assets

  Current assets:

     Cash and cash equivalents                          $   5,974    $   3,485
     Marketable securities                                  4,259       14,377
     Accounts receivable, net of allowance for
      uncollectible accounts of $134 and $30,
      respectively                                            654          585
     Inventories                                              684          841
     Prepaid expenses and other current assets                491          475
                                                          ----------------------
       Total current assets                                12,062       19,763
  Fixed assets, net                                            54          143
  Other assets                                              1,552        1,970
                                                          ----------------------
  Total assets                                          $  13,668    $  21,876
                                                          ======================
  Liabilities and Stockholders' Equity (Deficit)

  Current liabilities:

     Accounts payable                                   $     267    $     145
     Accrued expenses                                         989        1,347
                                                          ----------------------

       Total current liabilities                            1,256        1,492


  Convertible subordinated notes                           14,393       17,393
                                                          ----------------------
        Total liabilities                                  15,649       18,885
                                                          ----------------------
  Commitments (Note 15)

  Stockholders' equity (deficit):
     Preferred stock, $.01 par value; 500 shares
       authorized; none issued                                --          --
     Common stock, no par value; 10,000 shares
       authorized; 5,440 and 5,374  shares issued,
       5,200 and 5,134 shares outstanding at
       December 31, 2000 and 1999, respectively            108,138     107,737
     Accumulated other comprehensive loss                     (103)        (45)
     Deferred stock compensation                              (298)         --
     Accumulated deficit                                  (109,145)   (104,128)
     Common stock held in treasury, 240 shares,
       at cost                                                (573)       (573)
                                                          ----------------------
        Total stockholders' equity (deficit)              (  1,981)      2,991
                                                         -----------------------
  Total liabilities and stockholders' equity (deficit)  $   13,668    $ 21,876
                                                        ========================

The accompanying notes are an integral part of these financial statements.


Statement of Operations

Year Ended December 31,                          2000       1999        1998
- - - --------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                     $  4,307      $2,645    $    837
                                             --------------------------------

Costs and expenses:
   Cost of revenues                             4,227       2,499       3,413
   Research and development                     1,476       2,137       5,367
   Marketing and sales                          3,008       2,119       4,098
   General and administrative                   1,555       1,767       4,175
   Restructuring                                  171       (  80)      1,704
                                             --------------------------------
     Total costs and expenses                  10,437       8,442      18,757
                                             --------------------------------
Loss from operations                          ( 6,130)    ( 5,797)    (17,920)

Gain on sale of assets                            --          672         --
Interest income                                   847       1,151       2,837
Interest expense                               (  993)     (1,527)     (3,911)
                                             --------------------------------

Loss before extraordinary gain on early
retirement of debt                             ( 6,276)   ( 5,501)    (18,994)

Extraordinary gain on early retirement
of debt                                          1,259       3,021      23,273
                                             --------------------------------

Net income (loss)                              ( 5,017)    (2,480)       4,279

Other comprehensive income (loss):
   Unrealized gain (loss) on investments
   available-for-sale                          (    58)      (45)      (   66)
                                             ---------------------------------

Total comprehensive income (loss)             $ (5,075)   $(2,525)    $ 4,213
                                             =================================


Basic and diluted net income (loss)
per share:

      Loss before extraordinary gain on
      early retirement of debt                $  (1.21)   $ (1.06)   $  (3.59)



      Extraordinary gain on early retirement
      of debt                                     0.24       0.58         4.40
                                             ----------------------------------
      Net income (loss)                       $  (0.97)    ($0.48)    $   0.81
                                             ==================================


Basic and diluted weighted average common
shares outstanding                               5,173      5,179      5,290
                                             ==================================

The accompanying notes are an integral part of these financial statements.

Statement of Stockholders' Equity (Deficit)

           For the Three Years in the Period Ended December 31, 2000
                                 (in thousands)

                               Common Stock      Accumulated
                             -----------------      Other      Deferred            Common
                              Number            Comprehensive   Stock    Accum-  Stock Held
                                of    Carrying     Income      Compen-   ulated      In
                              Shares    Value      (Loss)       sation   Deficit  Treasury     Total

- - --------------------------------------------------------------------------------------------------

Balance, December 31, 1997     5,341  $107,646      $66         $--    $(105,927)   $ --       $1,785
   Repurchase of common stock    --        --        --          --         --      (511)        (511)
   Issuance of common stock
    options for services         --         48       --          --         --        --           48
   Issuance of common stock
    upon exercise of stock
    options                       25        46       --          --         --        --           46
   Issuance of common stock
    under employee stock
    purchase plan, net of
    cancellations                  1        (7)      --          --         --        --           (7)
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (66)         --         --        --          (66)
   Net income                    --        --        --          --        4,279      --        4,279
- - --------------------------------------------------------------------------------------------------
Balance, December 31, 1998     5,367   107,733       --          --     (101,648)   (511)       5,574
   Repurchase of common stock    --        --        --          --         --       (62)         (62)
   Issuance of common stock
    upon exercise of stock
    options                        7         4       --          --         --        --            4
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (45)         --         --        --          (45)
   Net loss                      --        --        --          --       (2,480)     --       (2,480)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     5,374   107,737      (45)         --     (104,128)   (573)       2,991
   Issuance of common stock
    upon exercise of stock
    options                       66        98       --          --         --        --           98
   Deferred compensation related
     to employee stock
     options granted             --        303       --        (303)        --        --          --
   Amortization of deferred
     compensation                --        --        --           5         --        --            5
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (58)         --         --        --          (58)
   Net loss                      --        --        --          --       (5,017)     --       (5,017)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     5,440  $108,138    $(103)       $(298)  $(109,145)   $(573)    $(1,981)
======================================================================================================

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

Year Ended December 31,                          2000        1999        1998
--------------------------------------------------------------------------------
(in thousands)
Increase (Decrease) in Cash and Cash
 Equivalents
Cash flows from operating activities:
   Net income (loss)                          $(5,017)     $ (2,480)   $  4,279
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                371         1,247       2,151
     Provision for uncollectible accounts         104            27           3
     Gain on equity securities received
      in settlement                              (154)          --          --
     Gain on sale of assets                       --         (  672)        --
     Stock compensation expense                     5           --           48
     Extraordinary gain on early retirement
      of debt                                  (1,259)       (3,021)    (23,273)
     Write-off of investment in Medworks
      Corporation                                 --            --        1,000
     Non-cash portion of restructuring charges    --            --          638
     Increases (decreases) resulting from
      changes in assets and liabilities:
        Inventories                               157          (419)    (   135)
        Accounts receivable                      (173)         (388)    (     3)
        Prepaid expenses and other assets        ( 16)          332     (   211)
        Accounts payable and accrued expenses    (236)       (1,784)    ( 2,532)
                                              ----------------------------------
         Net cash used in operating
          activities                           (6,218)      ( 7,158)    (18,035)
                                              ----------------------------------
Cash flows from investing activities:
   Sales/maturities (purchases)of
    marketable securities                      10,214           282      38,248
   Purchases of fixed assets                      (31)         (  7)    (   554)
   Disposal of fixed assets                        --            46         --
   Net proceeds from sales of fixed assets         --         3,317          82
   (Increase) decrease in other assets            105         ( 304)         37
                                              ----------------------------------
         Net cash provided by investing
          activities                           10,288         3,334      37,813
                                              ----------------------------------
Cash flows from financing activities:
   Repurchase of convertible subordinated
    notes, including transaction costs         (1,679)     ( 4,209)     (19,737)
   Repurchase of common stock                      --         ( 62)     (   511)
   Proceeds from issuance of common stock,
    net of issuance costs                          98            4           39
                                             -----------------------------------
         Net cash used in financing
          activities                           (1,581)     ( 4,267)     (20,209)
                                             -----------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    2,489      ( 8,091)     (   431)
Cash and cash equivalents, beginning of year    3,485       11,576       12,007
                                             -----------------------------------
Cash and cash equivalents, end of year        $ 5,974     $  3,485    $  11,576
                                             ===================================
Supplemental disclosure of cash flow
 information:
   Interest paid                              $   940      $ 1,469      $ 4,114
                                             ===================================

    The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1 : Nature of Business and Basis of Presentation

     UroMed Corporation (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and is dedicated to establishing itself as a leader in providing interventional urological products, with a primary emphasis on the treatment of prostate cancer. The Company has also developed and acquired technology in urinary incontinence products and in breast cancer detection.

    The Company has incurred losses before extraordinary items of $6,276,000, $5,501,000 and $18,994,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and anticipates that it will incur a net loss for the year ended December 31, 2001. The Company also has incurred negative cash flows from operations of $6,218,000, $7,158,000 and $18,035,000 for the years ended
December 31, 2000, 1999 and 1998. At December 31, 2000, the Company had a stockholders' deficit, particularly reflecting its long-term debt outstanding of $14,393,000, which is due on October 15, 2003, and did not have any additional available credit facilities. On March 26, 2001, the Company completed the acquisition of SSGI Prowess Systems, Inc. ("SSGI") (see Note 16). For the year ended December 31, 2000, SSGI incurred a net loss of approximately $1,100,000.

     During the year ended December 31, 2000, the Company took actions to reduce significantly its operating costs by reducing its existing workforce and by exiting certain distributor relationships and products not considered strategic. The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 2001. The Company's future beyond December 31, 2001 is dependent upon its ability to achieve break-even or positive cash flows from operations, to leverage the acquisition of SSGI, and/or to obtain additional funding. There is no assurance that the Company will be able to achieve break-even or positive cash flows or that it will be successful in obtaining additional funding on terms acceptable to the Company, if at all.

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



Cash Equivalents and Marketable Securities

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 2000 and 1999, all of the Company's investments are classified as available-for-sale and are reported in the balance sheet at fair value. Any unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income in stockholders' equity (deficit). Upon the sale of securities, realized gains and losses are reported in the statement of operations using the specific identification method.

     The Company invests its excess cash primarily in high grade corporate debt obligations and money market funds that are subject to minimal credit and market risks. The Company considers investments with original maturities of three months or less to be cash equivalents. All other investments are classified as marketable securities as they are highly liquid and are available to meet working capital needs.

Revenue Recognition

     Revenue from product sales is recorded upon shipment of product to the customer provided persuasive evidence of the arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. The Company accrues anticipated product warranty costs at that time.

Major Customers

     During the years ended December 31, 2000, 1999 and 1998, 9%, 7% and 29% of total revenues, respectively, had been derived from the Company's foreign distributors. Foreign distributor revenue was from the Company's distributor for Japan. During the year ended December 31, 2000, the Company entered into a termination agreement with Johnson & Johnson Medical K.K. regarding the rights to distribute the INTROL product in Japan. This termination agreement resulted in a payment of $0.4 million to the Company, which has been recognized as revenue during the year ended December 31, 2000.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Fixed Assets

     Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated using the straight-line method, over their estimated useful lives or the term of the lease, if shorter. Additions, renewals and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.

Financing Costs

     Deferred financing costs, which are included in other assets, are being amortized over the seven-year life of the Company's Convertible Subordinated Notes due October 15, 2003 using the straight-line method, which approximates the interest method. Unamortized costs at December 31, 2000 and 1999 are $228,000 and $381,000, respectively. During the years ended December 31, 2000 and 1999, $62,000 and $163,000, respectively, of deferred financing costs were written-off in connection with the early retirement of debt (see Note 9).

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

Net Income (Loss) Per Share

     Net income (loss) per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. For purposes of computing diluted earnings per share, the denominator includes both the weighted average shares of outstanding common stock and potential dilutive common stock shares.

     For each of the periods presented, basic and diluted net income (loss) per share are the same due to the antidilutive effect of potential common stock shares. Antidilutive potential common stock excluded from the 2000, 1999 and 1998 computations included 491,943, 312,975 and 371,158 common shares, respectively, issuable upon the exercise of outstanding common stock options, and 216,729, 261,903 and 372,775 common shares,respectively, issuable upon the conversion of the Company's Notes (see Note 9).

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

Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," requires a full set of general purpose financial statements to be expanded include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss)and other comprehensive income (loss). For the years ended December 31, 2000, 1999 and 1998, the only item qualifying as other comprehensive income (loss) was unrealized gains and losses on investments.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on net loss for those years.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's management anticipates the adoption of FAS 133 will not have a significant effect on the Company's results or operations or financial position, as the Company currently does not utilize derivative instruments.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The application of the guidance in SAB 101 was required in the Company's fourth quarter of fiscal 2000. The application of SAB 101 did not have a material impact on the Company's financial position and results of operations.

3 : Marketable Securities

Following is a summary of available-for-sale investments:

                                   Amortized     Unrealized
                                     cost      Gains (Losses)   Fair value
--------------------------------------------------------------------------------
(in thousands)
December 31, 2000:

Marketable securities:
  U.S. Government obligations       $    800      $  10         $    810
  Corporate debt obligations           3,408         14            3,422
  Equity instruments                     154       (127)              27
                                   --------------------------------------------
                                    $  4,362      $(103)        $  4,259
                                   ============================================

December 31, 1999:

Short-term investments:
  Corporate debt obligations        $ 14,422      $ (45)         $14,377
                                   ============================================

     At December 31, 2000, the fair value of marketable debt securities having contractual maturities of one year or less totaled $ 1,840,000 and the fair value of short-term investments with contractual maturities greater than one year but less than three years totaled $2,392,000. The proceeds from sales of securities, excluding maturities amounted to approximately $ 1,895,000, $26,432,000, and $16,255,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Gross realized gains and losses on these sales were not significant.

4 : Inventories

The components of inventory are as follows:

December 31,                      2000    1999
----------------------------------------------
(in thousands)
Raw materials                    $195     $182
Work in process                   185      218
Finished goods                    304      441
-----------------------------------------------
Total inventory                  $684     $841
===============================================

5 : Fixed Assets

Fixed assets consist of the following:

                                Useful Life      December 31,
                                   in Years    2000       1999
- - - ---------------------------------------------------------------
(in thousands)
Machinery and equipment               3-4     $  276     $  276
Computer and office equipment         3-4      1,259      1,228
Leasehold improvements                  7          7          7
                                             ------------------
                                               1,542      1,511
Less - Accumulated depreciation
 and amortization                              1,488      1,368
                                             ------------------
                                              $   54     $  143
                                             ==================

     Depreciation and amortization expense for the years ended December 2000, 1999 and 1998 was $120,000, $1,111,000 and $1,746,000,respectively.

6 : Investment in Medworks Corporation and Investment in Assurance Medical, Inc.

     In August 1997, the Company invested $1,000,000 in the preferred stock of Medworks Corporation of Louisville, KY ("Medworks")as part of a license and supply agreement between the Company and Medworks, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence. This investment was accounted for under the cost method.

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

     During 1998, as part of the license and supply agreement, the Company purchased $155,000 of inventory from Medworks.

     In 2000, Medworks was acquired by Dexterity Surgical, Inc ("Dexterity"). As a result, the Company received 190,000 shares of Dexterity with a value of $154,000 to settle its investment in Medworks. The Company recorded a gain of $154,000 against general and administrative expense.

     On April 15, 1999, the Company completed the disposal of its breast cancer technology into a new, private company, Assurance Medical, Inc. ("Assurance"). In conjunction with this disposal, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The Company's initial equity investment of $0.1 million has been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999.

7 : Accrued Expenses

Accrued expenses consist of the following:

December 31,                        2000         1999
- - - -----------------------------------------------------
(in thousands)

Professional fees                 $  282       $  461
Interest                             180          217
Employee-related                     300          381
Restructuring                         93          --
Other                                134          288
                                ---------------------
                                  $  989       $1,347
                                =====================

8 : Restructuring

     During the year ended December 31, 1998, the Company recorded a total charge of $1,704,000 representing the cost of restructuring its operations to shift its strategic emphasis to the hospital-based business and away from the consumer- oriented continence care business, which the Company concluded would be best approached by entering into a partnership or other arrangement with a larger company. During the first quarter of 1998, a plan to effect this restructuring was adopted by the Board of Directors and, at that time, the Company recorded a restructuring charge of $1,024,000. This charge consisted of approximately $579,000 of employee termination benefits and approximately $445,000 of costs to exit two of the Company's leased facilities. The employee termination benefits related to the termination of 40 employees, all of which were terminated as of December 31, 1998, across all functional areas of the Company. The facility exit costs included the write-off of approximately $138,000 of leasehold improvements, with the remainder representing certain contractual lease payments related to the leased facilities.

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

     In March 1999, the Company entered into a lease termination agreement in respect to the facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's costs of exiting this facility were $80,000 less than the Company's original estimates that were included within the restructuring liability as of December 31, 1998. As a result, the Company reversed $80,000 of the restructuring liability during the three months ended March 31, 1999. All remaining restructuring accruals at December 31, 1998 were paid in cash during 1999.

     During the year ended December 31, 1999, the activity in the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,      Cash                  December 31,
                               1998         Payments  Adjustments       1999
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $      55       $(  55)     $     --       $   --

Other facility exit costs         304        ( 224)          (80)          --
                          -------------   ----------  -----------  ------------
                           $      359       $( 279)     $    (80)      $   --
                          =============   ==========  ===========  ============

     During  October and December  2000,  the Company  terminated  12 employees, committing to pay severance benefits of $171,000. Activity in the 2000 restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash      December 31,
                               1999        Expense     Payments        2000
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   --        $    171    $   (78)      $   93
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

     During 2000,1999 and 1998, the Company repurchased certain of the Notes as follows:
---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Year ended:
-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 2000         $3,000,000           $1,679,000       $1,259,000

-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1999        $ 7,363,000          $ 4,179,000      $ 3,021,000

-------------------- ----------------------- ---------------- ------------------
December 31, 1998        $44,244,000          $19,321,000      $23,273,000

-------------------- ----------------------- ---------------- ------------------

     The repurchases of the Notes occurred in open market transactions with persons who were not affiliates of the Company. In addition to the cost of the principal repurchased as noted in the table above, the Company incurred costs of $62,000, $163,000 and $1,650,000 in 2000, 1999 and 1998, respectively, relating to deferred financing fees written off and other fees incurred as a result of the repurchases.


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

11 : Stockholders' Equity

Preferred Stock

     The Company has authorized 500,000 shares of $.01 par value preferred stock, none of which have been issued at December 31, 2000. Preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may determine. Upon issuance, the preferred stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely affect the holders of the common stock.

Common Stock

     At December 31, 2000, the Company has reserved 577,162 shares of common stock for issuance pursuant to exercise of common stock options granted under the Stock Option Plan, 45,417 shares of common stock for issuance under the Employee Stock Purchase Plan, and 216,729 shares for issuance upon conversion of the Notes.

Treasury Stock

     The Board of Directors of the Company authorized a common stock repurchase program on June 17, 1998 (the "Repurchase Program") whereby the Company is authorized to repurchase up to one million common shares, from time to time, subject to prevailing market conditions. As of December 31, 2000 the Company had repurchased approximately 240,000 shares of its common stock for $573,000 as part of the Repurchase Program.

Shareholder Rights Plan

     In June 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's outstanding common stock.

12 : Employee Benefit Plans

Stock Option Plan

     On June 7, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") which provides for the granting of either incentive stock options or non-statutory stock options to employees, officers, directors and consultants of the Company. The Plan, as amended, allows for a maximum of 890,000 shares of common stock to be issued.

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

     Under the Plan, as amended, non-employee directors of the Company will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors and, subsequent quarterly grants of options to purchase 500 shares of common stock, up to a maximum of 24 grants. All of these option grants are exercisable over a ten-year period and must have an exercise price equal to the fair market value of the shares on the grant date.


Option activity for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

 Years Ended December 31,
                        2000                  1999                   1998
--------------------------------------------------------------------------------
                           Weighted               Weighted              Weighted
                            average                average               average
                           exercise               exercise              exercise
                  Shares     price      Shares      price       Shares    price
--------------------------------------------------------------------------------
Outstanding at
 beginning of
 period          312,975    $  2.74    371,158    $  5.31      344,507    $21.65
   Granted at
    fair value    25,750    $  2.20    139,989    $  1.24      491,400    $ 6.16
   Granted below
    fair value   235,000    $  1.10        --         --           --        --
   Cancelled     (15,550)   $  5.60   (191,868)   $  7.70     (439,499)   $19.94
   Exercised     (66,232)   $  1.49     (6,304)   $  0.38     ( 25,750)   $ 1.82
                ---------             ---------              ---------
Outstanding at
 end of period   491,943    $  1.99    312,975    $  2.74      371,158    $ 5.31
                =========             =========              ==========
Options
 exercisable
 at end of
 period          101,985    $  5.05     83,069    $  6.72      103,593    $ 9.82
                =========             =========              ==========
Weighted average
 fair value of
 options granted
 during the period
 at fair value              $1.14               $  1.24                 $ 2.97
                          =========              =========             =========

Weighted average
 fair value of
 options granted
 during the period
 below fair value           $1.79               $   --                  $  --
                          =========              =========             =========




     At December 31, 2000, options to purchase 85,129 shares of common stock were available for future grants under the Plan.

     On March 30, 1998 and December 15, 1998, the Company repriced 167,000 and 106,300, respectively, outstanding common stock options to reflect the current market value per share of common stock. The cancellation and issuance of replacement options is recorded in the option activity above.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                             Options outstanding
--------------------------------------------------------------------------------
                                                   Weighted
                                                   average           Weighted
                                 Number           remaining           average
Range of exercise prices    outstanding       contractual life    exercise price
--------------------------------------------------------------------------------
$ .05 to $1.25                  306,478                   9.5            $ 0.92
$1.38                           111,778                   7.9            $ 1.38
$1.44 to $4.13                   61,487                   8.9            $ 2.47
$10.94 to $66.88                 12,200                   5.0            $31.95
                              ---------               -------           -------
Total                           491,943                   9.0            $ 2.71
                              =========               =======           =======

                                             Options exercisable
- - - --------------------------------------------------------------------------
                                                                      Weighted
                                                    Number            average
Range of exercise prices                       exercisable        exercise price
- - - --------------------------------------------------------------------------
$ .05 to $1.25                                      31,862                $ 0.96
$1.38                                               41,262                $ 1.38
$1.44 to $4.13                                      16,661                $ 2.29
$10.94 to $66.88                                    12,200                $31.95
                                                   -------               -------
Total                                              101,985                $ 5.05
                                                   =======               =======

Fair Value Disclosures

     As discussed in Note 2, the Company follows APB 25 in accounting for awards under its stock option plans. During 2000, the Company issued 235,000 options to purchase common stock at a prices below fair market value at the dates of grant. As a result, the Company recorded $303,000 of deferred stock compensation related to these options and recorded compensation expense of $5,000.
     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:

Year Ended December 31,             2000        1999        1998
- - - --------------------------------------------------------------------------
(in thousands, except per share data)
Net income (loss):
 As reported                      $(5,017)    $(2,480)     $  4,279
 Pro forma                        $(5,179)    $(2,674)     $  3,544

Basic and diluted net income
 (loss) per share:
 As reported                      $ (0.97)    $( 0.48)     $   0.81
 Pro forma                        $ (1.00)    $( 0.52)     $   0.67

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants for all periods: dividend yield of 0.0%; risk-free interest rates ranging from 5.5% to 6.8%; expected option terms of 2 years to 6 years in 1998, 1999 and 2000; and a volatility of .66 for options granted in 1998, 1999 and 2000.

Employee Stock Purchase Plan

     On May 19, 1995, the Company approved the 1995 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 60,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the years ended December 31, 2000 and 1999, there were no shares issued under the plan. During the year ended December 31, 1998, 10,491 shares were issued under the plan at a range of $1.22 to $4.73 per share.


13 : Income taxes

The components of deferred income tax (expense) benefit are as follows:

Year Ended December 31,                     2000            1999          1998
- - - --------------------------------------------------------------------------
(in thousands)
Income tax (expense) benefit:
 Federal                                 $  1,739        $    837     $ (  980)
 State                                        462             287       (  137)
                                         ---------------------------------------
                                            2,201           1,124       (1,117)
Change in deferred tax
 asset valuation allowance                 (2,201)         (1,124)       1,117
                                         ---------------------------------------
                                         $    --         $    --      $    --
                                         =======================================

     No federal or state taxes were payable in any year through December 31, 2000 as a result of losses incurred and the utilization of net operating loss carryforwards.

Deferred tax assets consist of the following:

Year Ended December 31,                                   2000            1999
- - - --------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
 Net operating loss carryforwards                       $42,019        $ 39,091
 Tax credit carryforwards                                 2,821           2,802
 Deferred research and development
  expenses                                                2,401           2,801
 Accrued expenses                                           293             416
 Operating reserves                                         354             318
 Purchased research and development                          --             192
 Section 263A tax overhead capitalization                   184             180
 Depreciation                                               102             173
 Deferred revenue                                            --              --
                                                       -------------------------
Gross deferred tax assets                                48,174          45,973
Deferred tax asset
 valuation allowance                                    (48,174)        (45,973)
                                                       -------------------------
                                                       $     --        $     --
                                                       =========================

     A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% to (income) loss before income taxes follows:

Year Ended December 31,                       2000            1999        1998
--------------------------------------------------------------------------------
(in thousands)
(Income) loss before income taxes
  at statutory rate                        $  1,756        $    868   $ (1,498)

 State tax, net of federal tax
  effect                                        310             153     (  264)

 Research and development credits                51             115        314

 Non-qualified stock
  options and warrants                          114              --          --

Other                                           (30)           ( 12)       331
                                         ---------------------------------------
                                              2,201           1,124     (1,117)
(Increase) decrease in
  valuation allowance                        (2,201)         (1,124)     1,117
                                         ---------------------------------------
                                         $      --       $     --     $     --
                                         =======================================

     The Company has provided a valuation allowance for the full amount of the net deferred tax assets since it is not sufficiently assured that future tax benefits will be realized. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. Of the $48,174,000 valuation allowance at December 31, 2000, $1,100,000 relating to deductions for the exercise of non-qualified stock options will be credited to additional paid-in capital upon realization.

     At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $103,000,000. At December 31, 2000, the Company had research and development tax credit carryforwards for federal and state income tax reporting purposes of $1,763,000 and $1,057,000, respectively. The federal carryforwards expire between the years 2006 and 2020 and the state carryforwards expire between the years 2000 and 2015.

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


14 :  Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its prostate cancer and incontinence business, which includes the Cavermap Surgical Aid, the I-125 brachytherapy seeds and needles, all consumer and surgical incontinence products, and (ii) its breast cancer business, which includes all development efforts for its proposed BreastExam, BreastView and BreastCheck products. The Company's breast cancer business was disposed in 1999.

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating loss which represents income before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The table below presents information about the Company's segments for the three years ended December 31, 2000. Asset information by segment is not reported, since the Company does not produce such information internally:

                                 Prostate cancer
                                       and             Breast
                                    Incontinence       Cancer         Totals
                                ----------------      --------      --------
Year ended December 31, 2000

Revenues                              $  4,307        $    -         $  4,307
Depreciation                              (120)            -             (120)
Operating Loss                          (4,663)            -           (4,663)

Year ended December 31, 1999

Revenues                              $  2,645         $    -         $ 2,645
Restructuring                               80              -              80
Depreciation                            (1,102)             (9)        (1,111)
Operating Loss                          (3,772)           (422)        (4,194)

Year ended December 31, 1998

Revenues                              $    837         $    -         $   837
Restructuring                           (1,704)             -          (1,704)
Depreciation                            (1,692)            (54)        (1,746)
Operating Loss                         (11,156)         (2,725)       (13,881)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Years ended December 31,
                                                2000         1999         1998
- - ----------------------------------------------------------------------------
         Total for reportable segments      $  (4,633)    $ (4,194)    $(13,881)
         Corporate                             (1,491)        (931)      (4,039)
         Interest income                          847        1,151        2,837
         Interest Expense                        (993)      (1,527)      (3,911)
                                            ----------     --------    --------
            Loss before extraordinary
              gain on the early retirement
              of debt                        $ (6,270)    $ (5,501)    $(18,994)
                                             =========   ==========  ==========


Geographical revenues are as follows:

Years ended December 31,
                                                2000         1999         1998
- - ----------------------------------------------------------------------------
         North America                       $  3,571     $ 2,225     $   608
         Japan                                    400         187         229
         Europe                                   336         233          -
                                            ----------     --------    --------
         Total worldwide revenues            $  4,307     $ 2,645     $   837
                                             =========   ==========  ==========

15 :  Commitments

Leases

     The Company leases space under an operating lease which expires in December, 2002. The Company incurred rent expense of $94,000, $194,000 and $645,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under this noncancelable operating lease as of December 31, 2000 are as follows:

                                         Operating
                                          Leases
- - -----------------------------------------------
(in thousands)

2001                                       $   96
2002                                           98
                                           ------
Total future minimum lease payments        $  194
                                           ======



16:  Subsequent Event - Acquisition of SSGI Prowess Systems

     On March 27, 2001 UroMed Corporation entered into a definitive acquisition agreement with SSGI Prowess Systems ("SSGI"). The acquisition was completed on March 27, 2001. SSGI, founded in 1987 and headquartered in Chico, California, is a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

     As consideration, UroMed issued 2,000,000 shares of its common stock to SSGI stockholders and will provide for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves revenue targets over the next three years. UroMed also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of UroMed common stock, and the issuance of a $460,000 promissory note payable in two annual installments in 2002 and 2003. The common stock will be registered with the SEC for resale within 60 days after the closing and most of the shares will be subject to limitations on the number of shares that can be sold in any year. The transaction will be accounted for in accordance with the purchase method of accounting during the first quarter ended March 31, 2001.

                        UroMed Corporation
SCHEDULE II  Valuation and Qualifying Accounts and Reserves

                  Balance at   Charged to              Balance at
                  beginning     costs and                end of
Description        of period     expenses   Write-offs   period
Allowance for
  uncollectible
  accounts

Year ended
  December 31,
  2000              $  30,000     104,000       --       $134,000
Year ended
  December 31,
  1999              $   3,000      27,000       --       $ 30,000
Year ended
  December 31,
  1998              $     --        3,000       --       $  3,000

Reserve for
  inventory
  valuation

Year ended
  December 31,
  2000              $  774,000     87,000         --      $ 861,000
Year ended
  December 31,
  1999              $  313,000    471,000     (10,000)    $ 774,000
Year ended
  December 31,
  1998              $1,564,000    329,000  (1,580,000)    $ 313,000



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The names of the Company's executive officers as of December 31, 2000 and certain information about them are set forth below:

Name                      Age                    Position
Daniel Muscatello         45       President and Chief Executive Officer
Domenic C. Micale         36       Vice President of Finance and Administration,
                                   Treasurer
Paul Pagano               49       Vice President of Domestic Sales

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

     DOMENIC C. MICALE joined the Company in September 1996 as Accounting Manager. In July 1998, he became Director of Finance and in November 1999 became the Vice President of Finance and Administration and Treasurer. Prior to joining the Company, he served in Assistant Controller positions at both Sequoia Systems, Inc. during 1996, and at TransNational Group from 1992 to 1995. Prior to then, from 1987 to 1991, he served as, most recently, audit supervisor at Coopers & Lybrand in Boston. Mr. Micale is a Certified Public Accountant and holds a B.S.B.A. from Northeastern University and an M.B.A. from Boston University.

     PAUL PAGANO joined the Company in March 2001 as Vice President of Domestic Sales. Prior to joining the Company, Mr. Pagano spent over 20 years combined in sales management and as a sales representative mainly at Storz & Chiron Opthalmics who were acquired and merged in 1998 to form Bausch & Lomb Surgical.

     Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" of the 2000 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" in the 2001 Proxy Statement, which section is incorporated herein by reference.

Item 11.  Executive Compensation

     Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain

Beneficial Owners and Management

     Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" of the 2001
Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

 10.16        Employment Agreement between the Registrant and Alan
              West.
              *(n) (filed as Exhibit 10.25)

 10.17        Employment Agreement between the Registrant and Robert
              Lorette.
              *(n) (filed as Exhibit 10.26)

 10.18 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon
              *(n) (filed as Exhibit 10.28)

 10.19        Rights Agreement, dated as of July 2, 1997.
              *(o) (filed as Exhibit 10.29)

 10.20 Employment Agreement, dated as of December 1, 1999, between the Company and John G. Simon *

 10.21 Amendment to Employment Agreement, dated as of December 1, 1999, between the Company and Daniel Muscatello *

 10.22        Contribution Agreement, dated as of April 14, 1999, between the
              Company and Assurance Medical, Inc. for the disposal of Assurance Medical, Inc. by the Company *

 10.23        Technology and Other Asset Purchase Agreement, dated as of July
              20, 1999, between the Company and The Procter & Gamble Company for the sale of Impress Softpatch(TM) assets to The Procter
              & Gamble by the Company *

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

(b)  Reports on Form 8-K

     (1) Form 8-K on December 4, 2000 for the issued press release noting that the Company's common stock would be listed on the over-the-counter bulletin board and would be delisted from the Nasdaq SmallCap Market.

     (2) Form 8-K on December 13, 2000 for a statement issued by the Company regarding misstatements in an article written about the Company in individual investor magazine.

SIGNATURES

Pursuant to the requirements to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UroMed Corporation
Date:  April 2, 2001


                              By:  /s/ Daniel Muscatello
                                   -----------------------
                                   Daniel Muscatello
                                   President and Chief Executive Officer


                              By:  /s/ Domenic C. Micale
                                   -----------------------
                                   Domenic C. Micale
                                   Vice President of Finance, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of April 2, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


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