Form 10-Q
period 2001-03-31
UROMED CORP
filed 2001-05-15
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the
         -                Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period        to

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                7,320,467 shares of Common stock, no par value, outstanding at April 30, 2001.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2001


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at March 31, 2001 and December 31, 2000           3
     (unaudited)

Condensed Statement of Operations for the three months ended
     March 31, 2001 and 2000 (unaudited)                                  4

Condensed Statement of Cash Flows for the three months ended
     March 31, 2001 and 2000 (unaudited)                                  5

Notes to Condensed Financial Statements                               6 - 8


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        9 -12

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk                                                   13

Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                13


Signatures                                                               14

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                                      March 31,    December 31,
                                                        2001          2000
                                                     ----------    -----------

                                     Assets
Current assets:
      Cash and cash equivalents                       $  4,617      $  5,974
      Short-term investments                             3,101         4,259
      Accounts receivable, net                           1,399           654
      Inventories                                          788           684
      Prepaid expenses and other assets                    956           491
                                                     ----------    ----------
           Total current assets                         10,861        12,062

Fixed assets, net                                          227            54
Goodwill and other intangible assets, net                7,633            -
Other assets                                             1,490         1,552
                                                     ----------    ----------
           Total Assets                               $ 20,211      $ 13,668
                                                     ==========    ==========

                      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Line of credit                                  $    474      $     -
      Capital leases                                        32            -
      Notes payable to stockholder - current portion       250            -
      Accounts payable                                     720           267
      Accrued expenses                                   1,842           989
      Deferred revenue                                     903            -
                                                     ----------    ----------
           Total current liabilities                     4,221         1,256

Convertible subordinated notes                          14,393        14,393
Notes payable to stockholder - long-term portion           210            -
                                                     ----------    ----------
           Total liabilities                            18,824        15,649
                                                     ----------    ----------

Stockholders' equity (deficit):
      Common stock, no par value; 10,000 shares        112,246       107,565
        authorized; 7,560 and 5,440 shares issued,
        7,320 and 5,200 shares outstanding at March 31,
        2001 and December 31, 2000, respectively
      Other stockholders' deficit                     (110,859)     (109,546)
                                                     ----------    ----------
           Total Stockholders' equity (deficit)          1,387        (1,981)
                                                     ----------    ----------
                                                      $ 20,211      $ 13,668
                                                     ==========    ==========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                             2001               2000
                                           --------           --------


Revenues                                   $   989            $ 1,001
                                           --------           --------
Costs and expenses:
      Cost of revenues                         813                733
      Research and development                 248                303
      Marketing and sales                      649                631
      General and administrative               457                459
      Amortization of goodwill and other
        intangible assets                       21                 -
      Restructuring                             72                 -
                                           --------           --------
           Total costs and expenses          2,260              2,126
                                           --------           --------
Loss from operations                        (1,271)            (1,125)

Interest income                                130                230
Interest expense                              (237)              (279)
                                           --------           --------
Loss before extraordinary gain on early
  retirement of debt                        (1,378)            (1,174)

Extraordinary gain on early retirement
  of debt                                       -               1,259
                                           --------           --------
Net income (loss)                          $(1,378)            $   85
                                           ========           ========

Basic and diluted per share amounts:
      Loss before extraordinary gain on
        early retirement of debt           $  (.26)           $  (.23)

      Extraordinary gain on early
        retirement of debt                      -                 .25
                                           --------           --------
      Net income (loss)                    $  (.26)           $   .02
                                           ========           ========

Basic and diluted weighted average common
shares outstanding                           5,321              5,151
                                           ========           ========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2001             2000
                                                    --------         --------

Net cash used in operating activities              $ (1,844)        $ (1,727)
                                                   ---------        ---------
Cash flows from investing activities:
      Sales (purchases) of short-term
        investments, net                              1,169            3,602
      Acquisition of SSGI, net of cash acquired
      of $3                                           (691)                -
      Purchase of fixed assets                           -               (26)
                                                   ---------        ---------
        Net cash provided by
          investing activities                          478            3,576
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock              9               62
      Repurchase of convertible subordinated notes        -           (1,679)
                                                   ---------        ---------
        Net cash provided by (used in)
          financing activities                            9           (1,617)
                                                   ---------        ---------

Net (decrease) increase in cash and cash
  equivalents                                        (1,357)             232

Cash and cash equivalents, beginning of period        5,974            3,485
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  4,617         $  3,717
                                                   =========        =========



     The accompanying notes are an integral part of the condensed financial statements.

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


2.         Basis of Presentation

     The condensed balance sheet at March 31, 2001 and the condensed statement of operations and the condensed statement of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2000, which may be found in the Company's 2000 Annual Report on Form 10-K.

     On March 27, 2001, the Company completed the acquisition of SSGI Prowess Systems Inc. ("SSGI"). SSGI, founded in 1987 and headquartered in Chico, California, was a privately held company that developed cancer treatment planning software. SSGI focused on the field of treatment planning for brachytherapy, a rapidly growing treatment of modality for prostate cancer. These financial statements present, together, the financial position and results of operations of the Company and SSGI from the date of acquisition.

     Revenue from the acquired SSGI business is primarily from two sources: (i) software license revenue and (ii) service revenue, derived primarily from providing support, maintenance and consulting services to customers. Revenue from software licenses is recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties regarding customer acceptance exist, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue from support and maintenance services is recognized ratably over the contractual period. Payments for support and maintenance fees are generally made in advance and are nonrefundable. Revenue from consulting services is recognized as the related services are performed.

3.         Acquisition

     On March 27, 2001, the Company completed the acquisition of SSGI Prowess Systems Inc. ("SSGI"). As consideration for the acquisition of SSGI, the Company issued 2,000,000 shares of its common stock to SSGI stockholders with a value of $4,437,520 and provided for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves certain revenue targets over the next three years. These additional payments will be recorded as additional goodwill when, and if, achieved. Concurrent with the acquisition, the Company also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of the Company's common stock with a value of $253,013, and the issuance of a $460,000 promissory note payable which bears interest at 10% per annum and is payable in two annual installments of $250,000 in 2002 and $210,000 in 2003.
Direct costs associated with the acquisition totaled $475,000, consisting principally of accounting, legal and investment banking fees.

     The business combination was accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition, based on management's estimates and, with respect to the identifiable intangible assets, a professional appraisal. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price, which includes amounts paid to discharge SSGI indebtedness, was allocated as follows (in thousands):

Current assets                                 $1,035
Property and equipment                            179
Assembled workforce                               600
Developed technology                              557
Customer relationships                            733
Non-compete covenants                             541
Other long-term assets                             21
Current liabilities                            (1,847)
Deferred revenue                                 (916)
Goodwill                                        5,223
                                             ---------
                                               $6,126
                                             =========
                                        6

     The following table summarizes the unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000 as if the acquisition of SSGI had been completed on January 1, 2000. The unaudited pro forma data gives effect to the actual operating results prior to the acquisition, including adjustments primarily to reflect amortization of goodwill and other intangible assets acquired. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on January 1, 2000 or that may be obtained in the future.


                                               Three months ended March 31,
                                                     2001         2000
                                                 ----------    ----------
                                          (In thousands, except per share data)

Revenue                                              $1,695        $2,042

Loss before extraordinary item                       (2,003)       (1,677)
Loss per share before
 extraordinary item:
   Basic and Diluted                                  (0.27)        (0.23)

Net Loss                                             (2,003)         (418)
Net Loss per common share:
   Basic and Diluted                                 $(0.27)       $(0.06)



4.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The components of inventory at March 31, 2001 are as follows (in thousands):

           Raw materials                        $  207
           Work in process                         196
           Finished goods                          385
                                               -------
                                                $  788
                                               =======


5.         Goodwill and Other Intangible Assets

     Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchase of SSGI (Note 3). Goodwill is amortized using the straight line method over 5 years. The cost of acquired identifiable intangible assets is amortized using the straight line method over the following useful lives: developed technology - 5 years, customer relationships - 7 years, assembled workforce - 4 years and non-compete covenants with former members of SSGI senior management - 2 years.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations, including goodwill and other intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.



6.         Comprehensive Income (Loss)

     FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. The Company's comprehensive income
(loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                             Quarter ended      Quarter ended
                                             March 31, 2001     March 31, 2000
                                             --------------     --------------
                 Net income (loss)            $   (1,378)           $   85
                 Unrealized gain
                  on investments
                  available-for-sale                  10                14
                                             --------------     --------------
                 Total comprehensive income
                    (loss)                    $   (1,368)           $   99
                                             ==============     ==============

7.          Restructuring

     During October and December 2000, the Company terminated 12 employees and committed to pay severance benefits of $171,000. During 2000, $78,000 of the commitment was paid. During 2001, the remainder of $93,000 was paid.

     In March 2001, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance pay of $72,000, all of which is expected to be paid during the quarter ended June 30, 2001.

Activity  in  the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash        March 31,
                               2000        Expense     Payments        2001
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   93        $   72      $   (93)      $   72
                          =============   ==========  ==========   ============


8.          Bank Line of Credit

     As part of the acquisition of SSGI (Note 3), the Company assumed a line of credit with a bank. This line of credit provides a borrowing capacity of $500,000 and has a maturity date of December 10, 2001. This line requires an annual committment fee of $2,500 and bears interest at a the bank's base rate plus 5.5%. As of March 31, 2001, $474,000 was outstanding under the line of credit. During April 2001, the Company paid-down the outstanding balance and terminated the line of credit agreement.


9.          Early Retirement of Debt

     In March 2000, the Company repurchased, at a discount, $3,000,000 in aggregate principal amount of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 for $1,680,000 in cash. As a result of this repurchase $61,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 was reported in the condensed statement of operations for the three months ended March 31, 2000. These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the financial condition and results of operations of the Company for a three-year period ended March 31, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation, Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 31, 2000.

     This Management's Discussion and Analysis should also be read incorporating "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to establishing itself as a leader in providing interventional urological products, with primary emphasis on the treatment of prostate cancer. The Company seeks to market a portfolio of products for the treatment of prostate cancer including its two main proprietary products: the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery, and the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer. The Company's product portfolio also includes brachytherapy introducer needles and fascia lata used in incontinence surgical procedures. UroMed maintains an approximate one-third ownership interest in Assurance Medical Inc. ("Assurance Medical"), which develops electronic palpation technology in order to aid physicians in the mission of finding suspicious breast lumps earlier. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     On March 27, 2001, the Company acquired SSGI Prowess Systems ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, is a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

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

     As consideration for the SSGI acquisition, UroMed issued 2,000,000 shares of its common stock to SSGI stockholders and will provide for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves certain revenue targets over the next three years. UroMed also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of UroMed common stock, and the issuance of a $460,000 promissory note payable in two annual installments in 2002 and 2003. The common stock will be registered with the SEC for resale within 60 days after the closing and most of the shares will be subject to limitations on the number of shares that can be sold in any year. The transaction was accounted for under the purchase method during the quarter ended March 31, 2001. The results of operations of SSGI are included with those of the Company from the date of the acquisition; since the acquisition was completed near the end of the quarter, inclusion of SSGI had an insignifiacant impact on the three months ended March 31, 2001.


                              Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues

     The Company's revenues remained the same at $1.0 million for the first quarter of 2001 as compared to the first quarter of 2000. Symmetra I-125 revenues increased $0.2 million in 2001, while revenues of the CaverMap Surgical Aid decreased by $0.2 million in 2001.

      Cost of revenues

     Cost of revenues increased 11% to $0.8 million from $0.7 million for the first quarter of 2001 as compared to the first quarter of 2000. The primary reasons for the increase in 2001 was the increase in variable materials costs and amortization charges for the Company's investment in Bebig for the Symmetra production line.

      Operating Expenses

     Research and development expenses decreased 18% to $0.2 million from $0.3 million for the first quarter of 2001 as compared to the first quarter of 2000. The major component of the decrease was in salaries and related expenses for the research and development administrative staff.

     Marketing and sales expenses remained the same at $0.6 million for the first quarter of 2001 as compared to the first quarter of 2000. Marketing and consulting expenses for Symmetra increased by $0.1 million in 2001, offset by selling expenses decreasing $0.1 million during 2001.

     General and administrative expenses remained the same at $0.5 million for the first quarter of 2001 as compared to the first quarter of 2000.


       Restructuring

     In March 2001, to reduce operating costs, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance pay of $72,000, all of which is expected to be paid during the quarter ended June 30, 2001.


      Interest income and interest expense

     Interest income decreased 43% to $0.1 million from $0.2 million in the first quarter of 2001 as compared to the first quarter of 2000. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations, its acquisition of SSGI and advances made to SSGI prior to the acquisition.

     Interest expense decreased 15% to $0.2 million from $0.3 million in the first quarter of 2001 as compared to the first quarter of 2000. The decrease was attributable to the reduction in outstanding Convertible Subordinated Notes due to repurchases thereof during 2000.

      Extraordinary gain on early retirement of debt

     In March 2000, the Company repurchased, at a discount, portions of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). This repurchase occurred in open market transactions with persons who are not affiliated to the Company.

     The Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million was reported in the condensed statement of operations for the three months ended March 31, 2000.


                        Liquidity and Capital Resources

     Cash and short-term investments totaled $7.7 million at March 31, 2001 compared to $10.2 million at December 31, 2000. At March 31, 2001, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $1.8 million during the three months ended March 31, 2001 was primarily a result of the net loss for the period.

     Net cash provided by investing activities was $0.5 million during the three
months  ended  March  31,  2001  due   primarily  to  net  sales  of  short-term
investments, offset by funding the cash portion of the acquisition of SSGI.

     Net cash provided by financing activities was $9,000 during the three months ended March 31, 2001, as a result of exercise of stock options.

     In October 1996, the Company completed the sale of $69.0 million of its Notes. In March 2000, the Company repurchased $3.0 million of Notes for $1.7 million. Through March 2001, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at March 31, 2001 of $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of March 31, 2001, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase program. Purchases pursuant to the Repurchase program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the first quarter of 2001 and 2000.

    During the quarter ended March 31, 2001, the Company took actions to reduce significantly its operating costs by reducing its existing workforce and by exiting certain distributor relationships and products not considered strategic. The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through March 31, 2002. The Company's future beyond March 31, 2002 is dependent upon its ability to achieve break-even or positive cash flows from operations, to leverage the acquisition of SSGI, and/or to obtain additional funding. There is no assurance that the Company will be able to achieve break-even or positive cash flows or that it will be successful in obtaining additional funding on terms acceptable to the Company, if at all.

     FORWARD-LOOKING   STATEMENTS  AND  ASSOCIATED   RISKS  Certain   statements
contained in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and the UroMed Prostate Seeding Needles including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, (iv) the extent of future revenues,  expenses  and  results  of  operations  and  the  sufficiency  of the
Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology, (v) the risk of the Company's dependence on Bebig to manufacture the Symmetra I-125 seeds and the Company's dependence on Symmetra's overall contribution to the Company's operations, (vi) the benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses and (vii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similiar expressions (and variants of such words or expressions). These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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


          Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales in the first quarter of 2001 were to foreign customers, primarily in Europe. All such foreign sales are denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.


Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.24 Registration Rights and Voting Agreement dated as of March 27, 2001 by and among UroMed, the parent of Providence Merger Corporation, the stockholders of SSGI listed on the signature pages thereto, Philip Heintz as representative, and the Heintz Family Trust.

         10.25 Employment Agreement dated as of March 27, 2001 by and between UroMed and Philip Heintz.

         10.26 Employment Agreement dated as of March 27, 2001 by and between UroMed and L. Lee Potts.

         10.27 Letter Agreement with John Simon dated March 26, 2001.

     (b) Reports on Form 8-K

          (1) Form 8-K filed on March 29, 2001 in connection with SSGI acquisition. A copy of the acquisition agreement was filed on the report.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: May 15, 2001                 /s/ Daniel Muscatello
                --------------               ----------------------------------
                                             President and Chief Executive
                                             Officer


           Date: May 15, 2001                /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Chief Financial
                                             Officer and Treasurer