Form 10-Q
period 2001-06-30
UROMED CORP
filed 2001-08-14
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         X  Quarterly report pursuant to Section 13 or 15(d) of the
         -                Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2001
                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period      to

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                7,322,384 shares of Common stock, no par value, outstanding at July 31, 2001.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2001


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at June 30, 2001 and December 31, 2000           3
     (unaudited)

Condensed Statement of Operations for the three and six months ended
     June 30, 2001 and 2000 (unaudited)                                  4

Condensed Statement of Cash Flows for the six months ended June 30,
     2001 and 2000 (unaudited)                                           5

Notes to Condensed Financial Statements                               6 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        11 -15

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk                                                   16




Part II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders              16

Item 6.  Exhibits and Reports on Form 8-K                                16


Signatures                                                               17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                                      June 30,    December 31,
                                                        2001          2000
                                                     ----------    -----------

                                     Assets
Current assets:
      Cash and cash equivalents                       $  2,754      $  5,974
      Short-term investments                             3,021         4,259
      Accounts receivable, net                           1,174           654
      Inventories                                          749           684
      Prepaid expenses and other assets                    707           491
                                                     ----------    ----------
           Total current assets                          8,405        12,062

Fixed assets, net                                          270            54
Goodwill and other intangible assets, net                7,253            -
Other assets                                             1,438         1,552
                                                     ----------    ----------
           Total Assets                               $ 17,366      $ 13,668
                                                     ==========    ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:
      Capital leases                                  $     32      $     -
      Notes payable to stockholder - current portion       250            -
      Accounts payable                                     798           267
      Accrued expenses                                   1,450           989
      Deferred revenue                                   1,160            -
                                                     ----------    ----------
           Total current liabilities                     3,690         1,256

Convertible subordinated notes                          14,393        14,393
Notes payable to stockholder - long-term portion           210            -
                                                     ----------    ----------
           Total liabilities                            18,293        15,649
                                                     ----------    ----------

Stockholders' (deficit):
      Common stock, no par value; 10,000 shares        112,823       107,565
        authorized; 7,560 and 5,440 shares issued,
        7,322 and 5,200 shares outstanding at June 30,
        2001 and December 31, 2000, respectively
      Other stockholders' deficit                     (113,750)     (109,546)
                                                     ----------    ----------
           Total stockholders' deficit                    (927)       (1,981)
                                                     ----------    ----------
                                                      $ 17,366      $ 13,668
                                                     ==========    ==========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                -------------------         ------------------
                                  2001       2000            2001       2000
                                --------   --------        --------   --------

Revenues
  Product                       $ 1,225    $ 1,234         $ 2,201    $ 2,235
  Services                          294         -              307          -
                                --------   --------        --------   --------
  Total Revenues                $ 1,519    $ 1,234         $ 2,508    $ 2,235
                                --------   --------        --------   --------

Costs and expenses:
  Cost of product revenues        1,064      1,025           1,875      1,758
  Cost of services revenues          59         -               61         -
  Research and development          566        347             814        650
  Marketing and sales             1,020        648           1,669      1,279
  General and administrative        560        203           1,017        662
  Amortization of goodwill and
    other intangible assets         419         -              440         -
  Restructuring                      -          -               72         -
                                --------   --------        --------   --------

       Total costs and expenses   3,688      2,223           5,948      4,349
                                --------   --------         -------   --------
Loss from operations             (2,169)      (989)        ( 3,440)   ( 2,114)

Interest income                      67        222             197        452
Interest expense                 (  251)    (  241)         (  488)    (  520)
                                --------   --------        --------   --------
Loss before extraordinary gain
on early retirement of debt      (2,353)    (1,008)         (3,731)    (2,182)

Extraordinary gain on early
retirement of debt                   -          -               -       1,259
                                --------   --------        --------   --------

Net loss                        $(2,353)   $(1,008)        $(3,731)   $(  923)
                                ========   ========        ========   ========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                       $  (.32)   $  (.19)        $  (.59)   $  (.42)

  Extraordinary gain on
  early retirement of debt            -          -               -        .25
                                --------   --------        --------   --------
      Net loss                  $  (.32)   $  (.19)        $  (.59)   $  (.17)
                                ========   ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                       7,321      5,177           6,326      5,164
                                ========   ========        ========   ========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                   --------------------------
                                                      2001             2000
                                                    --------         --------

Net cash used in operating activities              $ (2,982)        $ (3,705)
                                                   ---------        ---------
Cash flows from investing activities:
      Sales (purchases) of short-term
        investments, net                              1,254            6,993
      Acquisition of SSGI, net of cash acquired
        of $3                                          (972)              -
      Purchase of fixed assets                         ( 59)             (31)
                                                   ---------        ---------
        Net cash provided by
          investing activities                          223            6,962
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             13               94
      Repurchase of convertible subordinated notes        -           (1,679)
      Net repayment of line of credit                  (474)               -
                                                   ---------        ---------
        Net cash (used in)
          financing activities                         (461)          (1,585)
                                                   ---------        ---------

Net (decrease) increase in cash and cash
  equivalents                                        (3,220)           1,672

Cash and cash equivalents, beginning of period        5,974            3,485
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  2,754         $  5,157
                                                   =========        =========

Supplemental disclosure of cash flow information:
     Interest paid                                 $    432         $    508



     The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.         Nature of Business

     UroMed Corporation, a Massachusetts corporation (the "Company"), was incorporated in October 1990 and is dedicated to providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for worldwide cancer patients. On July 19, 2001, the Company announced that it would be doing business as Alliant Medical Technologies and plans to seek shareholder approval of its name change in the future.


2.         Basis of Presentation

     The condensed balance sheet at June 30, 2001 and the condensed statement of operations and the condensed statement of cash flows for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for the full year.

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


3.        Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

4.         Acquisition

     On March 27, 2001, the Company completed the acquisition of SSGI. As consideration for the acquisition of SSGI, the Company issued 2,000,000 shares of its common stock to SSGI stockholders with a value of $4,437,520 and provided for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves certain revenue targets over the next three years. These additional payments will be recorded as additional goodwill when, and if, achieved. Concurrent with the acquisition, the Company also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of the Company's common stock with a value of $253,013, and the issuance of a $460,000 promissory note payable which bears interest at 10% per annum and is payable in two annual installments of $250,000 in 2002 and $210,000 in 2003. Direct costs associated with the acquisition totaled $475,000, consisting principally of accounting, legal and investment banking fees.

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

Current assets                                 $  945
Property and equipment                            179
Assembled workforce                               600
Developed technology                              557
Customer relationships                            733
Non-compete covenants                             541
Other long-term assets                             21
Current liabilities                            (1,797)
Deferred revenue                                 (916)
Goodwill                                        5,263
                                             ---------
                                               $6,126
                                             =========
                                        6

     The following table summarizes the unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 as if the acquisition of SSGI had been completed on January 1, 2000. The unaudited pro forma data gives effect to the actual operating results prior to the acquisition, including adjustments primarily to reflect amortization of goodwill and other intangible assets acquired. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on January 1, 2000 or that may be obtained in the future.

                                                 Six months ended June 30,
                                                     2001         2000
                                                 ----------    ----------
                                          (In thousands, except per share data)

Revenue                                              $3,214        $3,607

Loss before extraordinary item                       (4,356)       (3,758)
Loss per share before
 extraordinary item:
   Basic and Diluted                                  (0.46)        (0.52)

Net loss                                             (4,356)       (2,499)
Net loss per common share:
   Basic and Diluted                                 $(0.46)       $(0.34)



5.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The components of inventory at June 30, 2001 and December 31, 2000 are as follows (in thousands):

                                                        Balance at,
                                             June 30, 2001   December 31, 2000
                                          -----------------  -----------------
           Raw materials                        $  189           $  195
           Work in process                         181              185
           Finished goods                          379              304
                                               -------           ------
                                                $  749           $  684
                                               =======           ======

6.         Goodwill and Other Intangible Assets

     Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchase of SSGI (Note 4). Goodwill is amortized using the straight line method over 5 years. The cost of acquired identifiable intangible assets is amortized using the straight line method over the following useful lives: (i) developed technology - 5 years, (ii) customer relationships - 7 years, (iii) assembled workforce - 4 years, and (iv) non-compete covenants with former members of SSGI senior management - 2 years.

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


7.         Comprehensive Income (Loss)

     The Company's comprehensive loss for the three and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                          Three months ended  Three months ended
                                             June 30, 2001      June 30, 2000
                                             --------------     --------------
                 Net loss                     $   (2,353)         $  (1,008)
                 Unrealized gain
                  on investments
                  available-for-sale                   5                -
                                             --------------     --------------
                 Total comprehensive loss     $   (2,348)         $  (1,008)
                                             ==============     ==============


                                            Six months ended   Six months ended
                                              June 30, 2001     June 30, 2000
                                             --------------     --------------
                 Net income loss            $   (3,731)         $  (  923)
                 Unrealized gain
                  on investments
                  available-for-sale                16                 14
                                             --------------     --------------
                 Total comprehensive loss   $   (3,715)         $  (  909)
                                             ==============     ==============


8.          Restructuring

     During October and December 2000, the Company terminated 12 employees and committed to pay severance benefits of $171,000. During 2000, $78,000 of the commitment was paid. During 2001, the remainder of $93,000 was paid.

     In March 2001, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance pay of $72,000, all of which was paid during the quarter ended June 30, 2001.

Activity  in  the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash        June 30,
                               2000        Expense     Payments        2001
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   93        $   72      $  (165)      $    -
                          =============   ==========  ==========   ============


9.          Bank Line of Credit

     As part of the acquisition of SSGI (Note 4), the Company assumed a line of credit with a bank. This line of credit provides a borrowing capacity of $500,000 and has a maturity date of December 10, 2001. This line requires an annual committment fee of $2,500 and bears interest at the bank's base rate plus 5.5%. As of March 31, 2001, $474,000 was outstanding under the line of credit. During April 2001, the Company paid-down the outstanding balance and terminated the line of credit agreement.

10.          Early Retirement of Debt

     In March 2000, the Company repurchased, at a discount, $3,000,000 in aggregate principal amount of its outstanding 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes") for $1,680,000 in cash. As a result of this repurchase $61,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 was reported in the condensed statement of operations for the three months ended March 31, 2000. These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.


11.       Segment Reporting

     During the quarter ended June 30, 2001 the Company's management modified its reportable segments as a result of the acquisition of SSGI (see Note 4). The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its radiation therapy business, which includes a shared salesforce for the Symmetra I-125 seeds used for prostate brachytherapy treatments, software systems and support for the BrachyPro treatement planning systems used for prostate seed implants, and the suite of software and support products for external beam radiation therapy treatment planning, and (ii)the surgical products business, which includes the Cavermap surgical aid and fascia.

     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its operating segments based on operating results which represents income or loss before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The tables below presents information about the Company's segments for the three months and six months ended June 30, 2001 and 2000. Asset information by segment is not reported, because the Company does not produce such information internally (in thousands):
                                   Radiation          Surgical
                                    Therapy           Products        Totals
                                  --------------     ---------      --------
Three months ended June 30, 2001

Revenues                             $   1,192         $   327         $1,519
Depreciation                               (22)             (3)          (25)
Loss from operations                    (1,323)           (308)       (1,631)

Three months ended June 30, 2000

Revenues                              $    274         $   960        $ 1,234
Depreciation                                (9)            (23)          (33)
Loss from operations                      (506)           (153)         (659)


     The  following  are  reconciliations  of the loss from  operations  amounts
presented  above  to  corresponding   totals  in  the   accompanying   financial
statements:

Three months ended June 30,                     2001          2000
--------------------------------------------------------------------
         Total for reportable segments      $  (1,631)    $    (659)
         Corporate                               (538)         (330)
         Interest income                           67           222
         Interest expense                        (251)         (241)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (2,353)    $  (1,008)
                                            ==========    ==========

     There were $0.1 million of international product sales for both radiation therapy and surgical products for the three months ended June 30, 2001. There were $0.1 million of international surgical product sales for the three months ended June 30, 2000, and $0 in international radiation therapy product sales for the three months ended June 30, 2000.

                                    Radiation          Surgical
                                    Therapy           Products        Totals
                                  --------------     ---------      --------
Six months ended June 30, 2001

Revenues                              $  1,663         $  845         $ 2,508
Depreciation                               (29)           (9)             (38)
Loss from operations                    (1,761)          (730)         (2,491)

Six months ended June 30, 2000

Revenues                              $    540         $1,695         $ 2,235
Depreciation                               (24)           (54)            (79)
Loss from operations                      (944)          (443)         (1,387)


     The  following  are  reconciliations  of the loss from  operations  amounts
presented  above  to  corresponding   totals  in  the   accompanying   financial
statements:

Six months ended June 30,                       2001          2000
--------------------------------------------------------------------
         Total for reportable segments      $  (2,491)    $  (1,387)
         Corporate                               (949)         (727)
         Interest income                          197           452
         Interest expense                        (488)         (520)
                                            ----------    ----------
            Loss before extraordinary
              gain on the early retirement
              of debt                       $  (3,731)    $  (2,182)
                                            ==========    ==========

     There were $0.1 million of international product sales for both radiation therapy and surgical products for the six months ended June 30, 2001. There were $0.2 million of international surgical product sales for the six months ended June 30, 2000, and $0 in international radiation therapy product sales for the six months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the financial condition and results of operations of the Company for a three and six month period ended June 30, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation, Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 31, 2000.

     This Management's Discussion and Analysis should also be read incorporating "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for worldwide cancer patients. The Company markets a portfolio of products including : treatment planning software systems and support for external beam therapy and brachytherapy, the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer, and CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     On March 27, 2001, the Company acquired SSGI Prowess Systems Inc. ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, is a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

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

     As consideration for the SSGI acquisition, UroMed issued 2,000,000 shares of its common stock to SSGI stockholders and will provide for $500,000 of contingent payments to SSGI stockholders if the newly combined company achieves certain revenue targets over the next three years. UroMed also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of UroMed common stock, and the issuance of a $460,000 promissory note payable in two annual installments in 2002 and 2003. The common stock has been registered with the SEC for resale and most of the shares will be subject to limitations on the number of shares that can be sold in any year. The transaction was accounted for under the purchase method during the quarter ended March 31, 2001. The results of operations of SSGI are included with those of the Company from the date of the acquisition.

                              Results of Operations

     Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

      Revenues

     The Company's product revenues were $1.2 million for both the quarter ended June 30, 2001 and the quarter ended June 30, 2000. The quarter ended June 30, 2001 includes revenues of: $0.4 million of combined external beam therapy and brachytherapy treatment planning software systems, $0.5 million of Symmetra I-125 seeds, and $0.3 million of CaverMap. These compare to 2000 revenues of:
$0.2 million of Symmetra I-125 seeds, $0.6 million of CaverMap, and $0.4 million in fascia revenues as a result of large orders from a distributor. The 2001 decreases in CaverMap and fascia revenues are the result of a shift in salesforce focus to the radiation therapy business.

     The Company's product revenues were $2.2 million for both the six months ended June 30, 2001 and the six months ended June 30, 2000. The six months ended June 30, 2001 includes revenues of: $0.4 million of combined external beam therapy and brachytherapy treatment planning software systems, $1.0 million of Symmetra I-125 seeds, and $0.8 million of CaverMap. These compare to 2000 revenues of: $0.5 million of Symmetra I-125 seeds, $1.3 million of CaverMap, and $0.4 million in fascia revenues as a result of large orders from a distributor. The 2001 decrease in CaverMap and fascia revenues is the result of a shift in salesforce focus to the radiation therapy business.

     The Company's $0.3 million of service revenues for the three and six months ended June 30, 2001 is the result of software support and maintenance services, which relates to the SSGI product line which the Company acquired on March 27, 2001. Service revenues have been recognized ratably over the relevant contractual periods. Payments for support and maintenance fees are generally made in advance and are nonrefundable. Revenue from consulting services is recognized as the related services are performed.


      Cost of revenues

     Cost of product revenues increased 4% to $1.1 million from $1.0 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The primary reason for the increase in 2001 was the increase in overall variable materials costs for Symmetra I-125 seeds.

     Cost of product revenues increased 7% to $1.9 million from $1.8 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The primary reason for the increase in 2001 was the increase in overall variable materials costs for Symmetra I-125 seeds.

     Cost of service revenues were $0.1 million for both the three and six months ended June 30, 2001. This represents primarily the labor costs associated with providing customer technical support to users of the Company's software.

      Operating Expenses

     Research and development expenses increased 63% to $0.6 million from $0.3 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The major component of the increase is salaries and related expenses for the physicists and software developers as a result of the SSGI acquisition.

     Research and development expenses increased 25% to $0.8 million from $0.6 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The major component of the increase in salaries and related expenses for the physicists and software developers as a result of the SSGI acquisition.

     Marketing and sales expenses increased 57% to $1.0 million from $0.6 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The major components of the increase are the salaries and travel expenses due to an increased number of direct salespeople and field application specialists as a result of the SSGI acquisition.

     Marketing and sales expenses increased 30% to $1.7 million from $1.3 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The major components of the increase are the salaries and travel expenses due to an increased number of direct salespeople and field application specialists as a result of the SSGI acquisition.

     General and administrative expenses increased 176% to $0.6 million from $0.2 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase is due to including in the prior year the offsetting effect of a cash receipt of $0.2 million for assets previously written off, and current year increases of $0.1 million in both salaries, consulting and professional fees.

     General and administrative expenses increased 54% to $1.0 million from $0.7 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase is due to including in the prior year the offsetting effect of a cash receipt of $0.2 million for assets previously written off, and a current year increases of $0.1 million in consulting and professional fees.


       Restructuring

     In March 2001, to reduce operating costs, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance pay of $72,000, all of which was paid during the quarter ended June 30, 2001.


      Interest income and interest expense

     Interest income decreased 70% to $0.1 million from $0.2 million in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations, its acquisition of SSGI and advances made to SSGI prior to the acquisition.

     Interest expense increased 4% to $0.3 million from $0.2 million in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The slight increase is attributable to interest on the line of credit.

     Interest income decreased 56% to $0.2 million from $0.5 million in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations, its acquisition of SSGI and advances made to SSGI prior to the acquisition.

     Interest expense decreased 6% to $0.49 million from $0.52 million in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease was attributable to the reduction in outstanding Notes due to repurchases thereof during 2000, partially offset by interest on the line of credit.


      Extraordinary gain on early retirement of debt

     In March 2000, the Company repurchased, at a discount, portions of its outstanding Notes. This repurchase occurred in open market transactions with persons who are not affiliated to the Company.

     The Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million was reported in the condensed statement of operations for the six months ended June 30, 2000.

                        Liquidity and Capital Resources

     Cash and short-term investments totaled $5.8 million at June 30, 2001 compared to $10.2 million at December 31, 2000. At June 30, 2001, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $3.0 million during the six months ended June 30, 2001 was primarily a result of the net loss for the period.

     Net cash provided by investing activities of $0.2 million during the six months ended June 30, 2001 was due primarily to net sales of short-term investments, offset by funding the cash portion of the acquisition of SSGI.

     Net cash used in financing activities was $0.5 million during the six months ended June 30, 2001, as a result of $474,000 repayment of a line of credit and $13,000 due to the exercise of stock options.

     In October 1996, the Company completed the sale of $69.0 million of its Notes. In March 2000, the Company repurchased $3.0 million of Notes for $1.7 million. Through June 2001, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at June 30, 2001 of $14.4 million. The Company is considering from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of June 30, 2001, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase Program. Purchases pursuant to the Repurchase Program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the six months ended June 30, 2001 and 2000.

     The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through June 30, 2002. The Company's future beyond June 30, 2002 is dependent upon its ability to achieve break-even or positive cash flows from operations, to leverage the acquisition of SSGI, and/or to obtain additional funding. There is no assurance that the Company will be able to achieve break-even or positive cash flows or that it will be successful in obtaining additional funding on terms acceptable to the Company, if at all.


     Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     FORWARD-LOOKING   STATEMENTS  AND  ASSOCIATED  RISKS.   Certain  statements
contained in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and the UroMed Prostate Seeding Needles including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources and the sufficiency of the Company's available working capital to meet its working capital and capital expenditure requirements, (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology, (v) the risk of the Company's dependence on Bebig to manufacture the Symmetra I-125 seeds and the Company's dependence on Symmetra's overall contribution to the Company's operations, (vi) the benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses and (vii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similiar expressions (and variants of such words or expressions). These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

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

     - - The uncertainty as to whether the Company's distributor of its Symmetra I-125 seeds, IPL, will be able to effectively manage this distribution process.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales for the six months ended June 30, 2001 were to foreign customers, primarily in Europe and Asia. All such foreign sales are denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 27, 2001 the Company held its Special Meeting of Stockholders to consider and vote upon the following three proposals:

     (1) A proposal to elect two Class I directors of the Company, each to hold a three-year term.

     (2) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ended December 31, 2001.

     (3) A proposal to amend the Second Amended and Restated Stock Option Plan to increase the total number of shares of common stock authorized for issuance under the plan from 890,000 to 1,230,000 shares.


     Results with respect to the voting on each of the above proposals were as follows:

                                          For              Abstain
                                     -------------      -------------

     (1) Election of Directors
          Daniel Muscatello             4,884,899           63,379
          Dr. Elizabeth E. Connell      4,887,350           70,928


                                          For          Against    Abstain
                                     -------------    ---------  ----------

     (2) Ratification of
         PricewaterhouseCoopers
         LLP as independent
         accountants                    4,922,220       22,108      3,950


     (3) Adoption of the amendment
         to the Company's
         Second Amended and
         Restated 1991 Stock
         Option Plan                    4,709,995      204,919     33,364



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          (1) Form 8-KA filed on May 25, 2001 in connection with SSGI acquisition.

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: August 14, 2001                 /s/ Daniel Muscatello
                --------------               ----------------------------------
                                             President and Chief Executive
                                             Officer


           Date: August 14, 2001                /s/ Domenic C. Micale
                --------------              -----------------------------------
                                             Chief Financial
                                             Officer and Treasurer