Form 10-Q
period 2001-09-30
UROMED CORP
filed 2001-11-14
CIK 917821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         X  Quarterly report pursuant to Section 13 or 15(d) of the
         -                Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 2001
                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period      to

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                7,323,521 shares of Common stock, no par value, outstanding at October 31, 2001.

UROMED CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2001


Table of contents                                                    Page No.


Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheets at September 30, 2001 and December 31, 2000           3
     (unaudited)

Condensed Statements of Operations for the three and nine months ended
     September 30, 2001 and 2000 (unaudited)                                  4

Condensed Statements of Cash Flows for the nine months ended September 30,
     2001 and 2000 (unaudited)                                                5

Notes to Condensed Financial Statements (unaudited)                      6 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           11 -15

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk                                                       16




Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    16


Signatures                                                                   17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UROMED CORPORATION

                             CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                     September 30, December 31,
                                                        2001          2000
                                                     ----------    -----------

                                     Assets
Current assets:
      Cash and cash equivalents                       $  3,117      $  5,974
      Short-term investments                             1,355         4,259
      Accounts receivable, net                           1,626           654
      Inventories                                          783           684
      Prepaid expenses and other assets                    737           491
                                                     ----------    ----------
           Total current assets                          7,618        12,062

Fixed assets, net                                          262            54
Goodwill and other intangible assets, net                6,832            -
Other assets                                             1,240         1,552
                                                     ----------    ----------
Total assets                                          $ 15,952      $ 13,668
                                                     ==========    ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:
      Capital leases                                  $     32      $     -
      Notes payable to stockholder - current portion       250            -
      Accounts payable                                     728           267
      Accrued expenses                                   1,608           989
      Deferred revenue                                   1,536            -
                                                     ----------    ----------
           Total current liabilities                     4,154         1,256

Convertible subordinated notes                          14,393        14,393
Notes payable to stockholder - long-term portion           210            -
                                                     ----------    ----------
           Total liabilities                            18,757        15,649
                                                     ----------    ----------

Stockholders' deficit:
      Common stock, no par value; 10,000 shares        112,321       107,565
        authorized; 7,5647 and 5,440 shares issued,
        7,324 and 5,200 shares outstanding at
        September 30, 2001 and December 31, 2000,
        respectively
      Other stockholders' deficit                     (115,126)     (109,546)
                                                     ----------    ----------
           Total stockholders' deficit                  (2,805)       (1,981)
                                                     ----------    ----------
Total Liabilities and stockholders' deficit            $ 15,952      $ 13,668
                                                     ==========    ==========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                -------------------         ------------------
                                  2001       2000            2001       2000
                                --------   --------        --------   --------

Revenues
  Product                       $ 1,564    $ 1,258         $ 3,765    $ 3,493
  Services                          291         -              598         -
                                --------   --------        --------   --------
      Total revenues              1,855      1,258           4,363      3,493
                                --------   --------        --------   --------

Costs and expenses:
  Cost of product revenues        1,106      1,209           2,981      2,967
  Cost of services revenues          55         -              116         -
  Research and development          543        421           1,357      1,071
  Marketing and sales             1,004        827           2,673      2,106
  General and administrative        523        419           1,540      1,081
  Amortization of goodwill and
    other intangible assets         422         -              862         -
  Restructuring                      -          -               72         -
                                --------   --------        --------   --------

       Total costs and expenses   3,653      2,876           9,601      7,225
                                --------   --------         -------   --------
Loss from operations             (1,798)    (1,618)        ( 5,238)   ( 3,732)

Interest income                     100        178             297        630
Interest expense                 (  248)    (  238)        (   736)    (  758)
                                --------   --------        --------   --------
Loss before extraordinary gain
on early retirement of debt      (1,946)    (1,678)         (5,677)    (3,860)

Extraordinary gain on early
retirement of debt                   -          -               -       1,259
                                --------   --------        --------   --------

Net loss                        $(1,946)   $(1,678)        $(5,677)   $(2,601)
                                ========   ========        ========   ========

Basic and diluted per share
amounts:

  Loss before extraordinary
  gain on early retirement
  of debt                       $  (.27)   $  (.32)        $  (.85)   $  (.75)

  Extraordinary gain on
  early retirement of debt            -          -               -        .25
                                --------   --------        --------   --------
      Net loss                  $  (.27)   $  (.32)        $  (.85)   $  (.50)
                                ========   ========        ========   ========

Basic and diluted weighted
average common shares
outstanding                       7,324      5,180           6,662      5,169
                                ========   ========        ========   ========

    The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                        CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                   --------------------------
                                                      2001             2000
                                                    --------         --------

Net cash used in operating activities              $ (4,251)        $ (4,357)
                                                   ---------        ---------
Cash flows from investing activities:
      Sales (purchases) of short-term
        investments, net                              2,888            8,593
      Acquisition of SSGI, net of cash acquired
        of $3                                          (972)              -
      Purchase of fixed assets                          (62)             (31)
                                                   ---------        ---------
        Net cash provided by
          investing activities                        1,854            8,562
                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock             14               70
      Repurchase of convertible subordinated notes        -           (1,679)
      Net repayment of line of credit                  (474)               -
                                                   ---------        ---------
        Net cash used in
          financing activities                         (460)          (1,609)
                                                   ---------        ---------

Net (decrease) increase in cash and cash
  equivalents                                        (2,857)           2,596

Cash and cash equivalents, beginning of period        5,974            3,485
                                                   ---------        ---------
Cash and cash equivalents, end of period           $  3,117         $  6,081
                                                   =========        =========

Supplemental disclosure of cash flow information:
     Interest paid                                 $    432         $    508



     The accompanying notes are an integral part of the condensed financial statements.

                               UROMED CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



1.         Nature of Business

     UroMed Corporation, a Massachusetts corporation, the ("Company") was incorporated in October 1990 and is dedicated to providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for worldwide cancer patients. On July 19, 2001, the Company announced that it would be doing business as Alliant Medical Technologies and plans to seek shareholder approval of its name change in the future.

     The Company's scheduled debt service in 2002 consists of approximately $910,000 in interest, primarily payable with respect to the Company's outstanding 6% convertible subordinated notes due October 15, 2003 (the "Notes"), and approximately $250,000 in principal repayments due with respect to indebtedness incurred in connection with the SSGI acquisition. Based upon its current plans, the Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its operating expenses and capital requirements at least through the first nine months of 2002. However, changes in the Company's strategic plans or other events affecting the Company's operating expenses may result in the expenditure of such cash before that time. The Company is presently seeking to raise additional funds. The Company may not be successful in raising necessary funds. In the event that the Company is not successful in raising necessary funds through the sale of securities, borrowings or asset sales during the first six months of 2002, the Company may be required to modify its business plan and cost structure to better align with the Company's existing cash resources. Although the Company believes that it could realize significant cost savings as the result of these modifications to its business plan and cost structure, the Company may still need to raise additional capital to continue operations through the end of 2002.

     The Company's largest future capital commitment over the next several years will be the payment of debt service on the Notes, of which $14,393,000 principal amount is outstanding and which matures in October 2003. The Company's future capital requirements over the next several years, including capital required to refinance or repay the Notes, will depend on many factors, including the ability to generate revenues or reduce costs such that the Company's revenues are sufficient to pay its operating costs, the progress of the Company's strategic plans for its products and services, the number and breadth of the Company's products and services, competing technological and market developments, effective commercialization of the Company's products, and the Company's ability to establish strategic alliances and other collaborative arrangements.

2.         Basis of Presentation

     The condensed balance sheet at September 30, 2001, the condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for the full year. The condensed balance sheet at December 31, 2000 was derived from the audited financial statement of the Company.

     The condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2000, which may be found in the Company's 2000 Annual Report on Form 10-K.

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

     Revenue from the acquired SSGI business is primarily from two sources: (i) software license revenue and (ii) service revenue, derived primarily from providing support, maintenance and consulting services to customers. Revenue from software licenses is recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties regarding customer acceptance exist, fees are fixed or determinable and collection of the related receivable is probable. Revenue from support and maintenance services is recognized ratably over the contractual period. Payments for support and maintenance fees are generally made in advance and are nonrefundable. Revenue from consulting services is recognized as the related services are performed.


3.        Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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
                                             ---------
                                               $6,126
                                             =========


     The  following  table   summarizes  the  unaudited  pro  forma  results  of
operations for the nine months ended September 30, 2001 and 2000 as if the acquisition of SSGI had been completed on January 1, 2000. The unaudited pro forma data gives effect to the actual operating results prior to the acquisition, including adjustments primarily to reflect amortization of goodwill and other intangible assets acquired. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on January 1, 2000 or that may be obtained in the future.

                                                 Nine months ended September 30,
                                                     2001            2000
                                                 ----------      ----------
                                          (In thousands, except per share data)

Revenue                                             $5,069         $6,201

Loss before extraordinary item                      (6,302)        (5,860)
Loss per share before
 extraordinary item:
   Basic and Diluted                                 (0.72)         (0.81)

Net loss                                            (6,302)        (4,601)
Net loss per share:
   Basic and Diluted                                 (0.72)         (0.63)



5.         Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The components of inventory at September 30, 2001 and December 31, 2000 are as follows (in thousands):


                                          September 30, 2001   December 31, 2000
                                          -----------------  -----------------
           Raw materials                        $  189           $  195
           Work in process                         159              185
           Finished goods                          435              304
                                               -------           ------
                                                $  783           $  684
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


7.         Comprehensive Income (Loss)

     The Company's comprehensive loss for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                                          Three months ended  Three months ended
                                          September 30, 2001  September 30, 2000
                                             --------------     --------------
                 Net loss                     $   (1,946)         $  (1,678)
                 Unrealized loss
                  on investments
                  available-for-sale                 (32)               (46)
                                             --------------     --------------
                 Total comprehensive loss     $   (1,978)         $  (1,724)
                                             ==============     ==============


                                           Nine months ended  Nine months ended
                                           September 30, 2001 September 30, 2000
                                             --------------     --------------
                 Net loss                    $    (5,677)       $    (2,601)
                 Unrealized loss
                  on investments
                  available-for-sale                 (16)               (32)
                                             --------------     --------------
                 Total comprehensive loss   $     (5,693)       $    (2,633)
                                             ==============     ==============


8.          Restructuring

     During October and December 2000, the Company terminated twelve employees and committed to pay severance benefits of $171,000. During 2000, $78,000 of the commitment was paid. During 2001, the remainder of $93,000 was paid.

     In March 2001, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance pay of $72,000, all of which was paid during the quarter ended June 30, 2001.

Activity  in  the restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash      September 30,
                               2000        Expense     Payments        2001
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   93        $   72      $  (165)      $    -
                          =============   ==========  ==========   ============


9.          Bank Line of Credit

     As part of the acquisition of SSGI (Note 4), the Company assumed a line of credit with a bank. This line of credit provided a borrowing capacity of $500,000 and had a maturity date of December 10, 2001. This line required an annual committment fee of $2,500 and bore interest at the bank's base rate plus 5.5%. During April 2001, the Company paid-down the outstanding balance and terminated the line of credit agreement.

10.          Early Retirement of Debt

     In March 2000, the Company repurchased, at a discount, $3,000,000 in aggregate principal amount of its Notes for $1,680,000 in cash. As a result of this repurchase $61,000 of deferred financing fees were written off, and an extraordinary gain of $1,259,000 was reported in the condensed statement of operations for the three months ended March 31, 2000. These repurchases occurred in unsolicited open market transactions, with persons who are not affiliated to the Company.


11.       Segment Reporting

     In 2001 the Company modified its reportable segments as a result of the acquisition of SSGI (see Note 4). The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its radiation therapy business, which includes a shared salesforce for the Symmetra I-125 seeds used for prostate brachytherapy treatments, software systems and support for the BrachyPro treatement planning systems used for prostate seed implants, and the suite of software and support products for external beam radiation therapy treatment planning, and (ii) its surgical products business, which includes the CaverMap surgical aid and fascia.

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



     Asset information by segment is not reported because the Company does not produce such information internally. Information about the Company's segments for the three months and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                      Radiation       Surgical
                                       Therapy        Products        Totals
                                     -----------     ---------      --------
Three months ended September 30, 2001

Revenues                              $  1,479         $   376       $  1,855
Depreciation                                (8)             (3)           (11)
Loss from operations                      (829)           (462)        (1,291)

Three months ended September 30, 2000

Revenues                              $    307         $   951       $  1,258
Depreciation                                (7)            (21)           (28)
Loss from operations                      (860)           (392)        (1,252)


     The  following  are  reconciliations  of the loss from  operations  amounts
presented  above  to  corresponding   totals  in  the   accompanying   financial
statements:

Three months ended September 30,                 2001           2000
---------------------------------------------------------------------
         Total for reportable segments      $  (1,291)    $   (1,252)
         Corporate                               (507)          (366)
                                             ----------    ----------
            Loss from operations            $  (1,798)    $   (1,618)
                                             ==========    ==========

     There were $0.1 million of international surgical product sales and $0 in international radiation therapy product sales for the three months ended September 30, 2001. There were $0.5 million of international surgical product sales and $0 in international radiation therapy product sales for the three months ended September 30, 2000. In the 2000 period, $0.4 million of surgical product sales was the result of the termination of an international distribution agreement for INTROL.

                                     Radiation         Surgical
                                     Therapy           Products        Totals
                                    --------------     ---------      --------
Nine months ended September 30, 2001

Revenues                              $  3,142         $ 1,221         $ 4,363
Depreciation                               (37)            (12)            (49)
Loss from operations                    (2,590)         (1,192)         (3,782)

Nine months ended September 30, 2000

Revenues                              $    847         $ 2,646         $ 3,493
Depreciation                               (31)            (75)           (106)
Loss from operations                    (1,804)           (835)         (2,639)


     The  following  are  reconciliations  of the loss from  operations  amounts
presented  above  to  corresponding   totals  in  the   accompanying   financial
statements:

Nine months ended September 30,                  2001          2000
--------------------------------------------------------------------
         Total for reportable segments      $  (3,782)    $  (2,639)
         Corporate                             (1,456)       (1,093)
                                            ----------    ----------
            Loss from operations            $  (5,238)    $  (3,732)
                                            ==========    ==========


     There were $0.2 million of international surgical product sales and $0.1 in international radiation therapy product sales for the nine months ended September 30, 2001. There were $0.7 million of international surgical product sales and $0 in international radiation therapy product sales for the nine months ended September 30, 2000. In the 2000 period, $0.4 million of surgical product sales was the result of the termination of an international distribution agreement for INTROL.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of
Operation, and the Financial Statements of the Company and Notes thereto included in the Form 10-K for the fiscal year ended December 31, 2000.

     This Management's Discussion and Analysis should also be read incorporating "Forward-Looking Statements and Associated Risks" contained later in this report.

      Overview

     The Company is dedicated to providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for worldwide cancer patients. The Company markets a portfolio of products including: treatment planning software systems and support for external beam therapy and brachytherapy, the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer, and CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     On March 27, 2001, the Company acquired SSGI Prowess Systems Inc. ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, was a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

     SSGI offers a network for radiation therapy planning that combines affordability with many advanced high technological features. By utilizing a Windows NT software platform, SSGI systems provide radiation oncology sites with advanced expansion capabilities through unmatched planning system flexibility and low cost additional workstation licenses. The Company believes SSGI's market penetration in the field of brachytherapy treatment planning is strong and is an area in which the combined company plans to expand throughout the world. The newly combined company will also capitalize on the external beam therapy market worldwide by solidifying key distribution partnerships.

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

                              Results of Operations

     Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

      Revenues

     The Company's product revenues were $1.6 million for the quarter ended September 30, 2001 and $1.3 million for the quarter ended September 30, 2000. The quarter ended September 30, 2001 includes revenues of: $0.6 million of combined external beam therapy and brachytherapy treatment planning software systems, $0.6 million of Symmetra I-125 seeds, and $0.4 million of CaverMap. These compare to 2000 revenues of: $0.3 million of Symmetra I-125 seeds, $0.5 million of CaverMap and $0.4 million as the result of the termination of an international distribution agreement for INTROL. The Company had no combined external beam therapy and brachytherapy treatment planning software systems revenues in 2000 as the Company did not offer these products until its March 2001 acquisition of SSGI Prowess. The 2001 increase in Symmetra revenues and decrease in CaverMap revenues is the result of a shift in salesforce focus to the radiation therapy business.

     The Company's product revenues were $3.8 million for the nine months ended September 30, 2001 and $3.5 million for the nine months ended September 30, 2000. The nine months ended September 30, 2001 includes revenues of: $0.9 million of combined external beam therapy and brachytherapy treatment planning software systems, $1.6 million of Symmetra I-125 seeds, and $1.2 million of CaverMap. These compare to 2000 revenues of: $0.8 million of Symmetra I-125 seeds, $1.8 million of CaverMap, $0.5 million in fascia kits, and $0.4 million as the result of the termination of an international distribution agreement for INTROL. The Company had no combined external beam therapy and brachytherapy treatment planning software systems revenues in 2000 as the Company did not offer these products until its March 2001 acquisition of SSGI Prowess. The 2001 increase in Symmetra revenues and decreases in CaverMap and fascia revenues is the result of a shift in salesforce focus to the radiation therapy business.

     The Company's $0.3 million of service revenues for the three months ended September 30, 2001 and $0.6 million of service revenues for the nine months ended September 30, 2001 are the result of software support and maintenance services, which relates to the SSGI product line which the Company acquired on March 27, 2001. Service revenues for support and maintenance agreements have been recognized ratably over the relevant contractual periods; related payments are generally made in advance and are nonrefundable. Revenue from consulting services is recognized as the related services are performed.

      Cost of revenues

     Cost of product revenues decreased 9% to $1.1 million from $1.2 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The primary reason for the decrease in 2001 was the decrease in scrapping costs for Symmetra I-125 seeds.

     Cost of product revenues were $3.0 million for both the nine months ended September 30, 2001 and the nine months ended September 30, 2000. Major components of this comparison include a 2001 increase of $0.3 million in direct material costs for radiation therapy products, offset by 2001 decreases of $0.2 million in scrapping costs for Symmetra I-125 seeds, and $0.1 million in manufacturing overhead costs.

     Cost of service revenues were $55,000 for the three months ended September 30, 2001 and $0.1 million for the nine months ended September 30, 2001. These expenses represent primarily the labor costs associated with providing customer technical support to users of the Company's software.

      Operating Expenses

     Research and development expenses increased 29% to $0.5 million from $0.4 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The major component of the increase is salaries and related expenses for the physicists and software developers as a result of the SSGI acquisition.

     Research and development expenses increased 27% to $1.4 million from $1.1 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The major component of the increase is salaries and related expenses for the physicists and software developers as a result of the SSGI acquisition.

     Marketing and sales expenses increased 21% to $1.0 million from $0.8 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The major components of the increase are the salaries and travel expenses incurred due to an increased number of direct salespeople and field application specialists acquired in connection with the SSGI acquisition.

     Marketing and sales expenses increased 27% to $2.7 million from $2.1 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The major components of the increase are the salaries and travel expenses incurred due to an increased number of direct salespeople and field application specialists acquired in connection with the SSGI acquisition.

     General and administrative expenses increased 25% to $0.5 million from $0.4 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase is primarily due to an increase in salaries and consulting and professional fees.

     General and administrative expenses increased 42% to $1.5 million from $1.1 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase is due to the inclusion in the prior year of the offsetting effect of a cash receipt of $0.2 million for assets previously written off, and combined current year increase of $0.3 million in salaries, and consulting and professional fees which are related to increased legal and auditing costs.

     Amortization of goodwill and other intangible assets of $0.4 million and $0.9 million for the three and nine months ended September 30, 2001, respectively, was the result of the amortization of the goodwill and intangible assets recorded as part of the March 2001 purchase of SSGI.


       Restructuring

     In March 2001, the Company eliminated four positions in the operations and marketing areas to reduce operating costs. These eliminations resulted in an accrual for severance pay of $72,000, all of which was paid during the quarter ended June 30, 2001.


       Interest income and interest expense

     Interest income decreased 44% to $0.1 million from $0.2 million in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations, its acquisition of SSGI and advances made to SSGI prior to the acquisition.

     Interest expense increased 4% to $0.25 million from $0.24 million in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The slight increase is attributable to interest on the note payable to shareholder.

     Interest income decreased 53% to $0.3 million from $0.6 million in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease was attributable to the reduction of the Company's investment portfolio as a result of funding the Company's operations, its acquisition of SSGI and advances made to SSGI prior to the acquisition.

     Interest expense decreased 3% to $0.7 million from $0.8 million in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease was attributable to the reduction in outstanding Notes due to repurchases thereof during 2000, partially offset by interest on the line of credit and the note payable to shareholder.


      Extraordinary gain on early retirement of debt

     In March 2000, the Company repurchased, at a discount, portions of its outstanding Notes. This repurchase occurred in open market transactions with persons who are not affiliated with the Company. The Company repurchased $3.0 million in aggregate principal amount of its Notes for $1.7 million in cash. As a result of this repurchase, an extraordinary gain of $1.3 million was reported in the condensed statement of operations for the nine months ended September 30, 2000.

                        Liquidity and Capital Resources

     Cash and short-term investments totaled $4.5 million at September 30, 2001 compared to $10.2 million at December 31, 2000. At September 30, 2001, the Company's funds were invested in corporate debt obligations and money market funds.

     Net cash used in operating activities of $4.3 million during the nine months ended September 30, 2001 was primarily a result of the $5.7 million net loss for the period offset by $0.9 million in non-cash charges for goodwill and other intangible assets amortization and an increase in deferred revenue of $0.6 million.

     Net cash provided by investing activities of $1.9 million during the nine months ended September 30, 2001 was primarily due to net sales of short-term investments, offset by funding the cash portion of the acquisition of SSGI.

     Net cash used in financing activities was $0.5 million during the nine months ended September 30, 2001, primarily as a result of the $474,000 repayment of a line of credit.

     In October 1996, the Company completed the sale of $69.0 million of its Notes. In March 2000, the Company repurchased $3.0 million of Notes for $1.7 million. Through September 2001, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at September 30, 2001 of $14.4 million. The Notes are due in October 2003. The Company may consider from time to time additional repurchases of its Notes. Any repurchases of Notes may be made on the open market or in privately negotiated transactions. If the Company did decide to make such repurchases, the Company expects it would fund such purchases from its working capital.

     The Board of Directors of the Company authorized a Common Stock repurchase program in 1999 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares of the outstanding Common Stock, from time to time, subject to prevailing market conditions. As of September 30, 2001, the Company has repurchased approximately 240,000 shares of its Common Stock for $573,000 as part of the Repurchase Program. Purchases pursuant to the Repurchase Program may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company did not repurchase any common stock during the nine months ended September 30, 2001 and 2000.

     The Company's scheduled debt service in 2002 consists of approximately $910,000 in interest, primarily payable with respect to the Notes, and approximately $250,000 in principal repayments due with respect to indebtedness incurred in connection with the SSGI acquisition. Based upon its current plans, the Company believes that its existing capital resources, together with interest thereon, will be sufficient to meet its operating expenses and capital requirements at least through the first nine months of 2002. However, changes in the Company's strategic plans or other events affecting the Company's operating expenses may result in the expenditure of such cash before that time. The Company is presently seeking to raise additional funds. The Company may not be successful in raising necessary funds. In the event that the Company is not successful in raising necessary funds through the sale of securities, borrowings or asset sales during the first six months of 2002, the Company may be required to modify its business plan and cost structure to better align with the Company's existing cash resources. Although the Company believes that it could realize significant cost savings as the result of these modifications to its business plan and cost structure, the Company may still need to raise additional capital to continue operations through the end of 2002.

     The Company's largest future capital commitment over the next several years will be the payment of debt service on the Notes, of which $14,393,000 principal amount is outstanding and which matures in October 2003. The Company's future capital requirements over the next several years, including capital required to refinance or repay the Notes, will depend on many factors, including the ability to generate revenues or reduce costs such that the Company's revenues are sufficient to pay its operating costs, the progress of the Company's strategic plans for its products and services, the number and breadth of the Company's products and services, competing technological and market developments, effective commercialization of the Company's products, and the Company's ability to establish strategic alliances and other collaborative arrangements.


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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

     - - The Company's liquidity in 2002 and in future years will depend to a significant extent on the Company's ability to generate sufficient revenues to cover the Company's costs, and its ability to raise additional funds through the sale of securities, borrowings or asset sales. The Company can not be sure that it will be able to secure additional financing or an alternative strategic transaction on acceptable terms or within the time required to generate sufficient liquidity for the Company. Additional funding may not be available on terms acceptable to the Company or at all. If the Company raises additional funds by issuing equity securities further dilution to the Company's then existing stockholders may result. In addition, the terms of any such financing may adversely affect the rights of the Company's stockholders.

         Other relevant risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the headings "Forward-Looking Statements and Associated Risks" and "Risk Factors", and are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not use derivative financial instruments. Less than 10% of the Company's sales for the nine months ended September 30, 2001 were to foreign customers, primarily in Europe and Asia. All such foreign sales are denominated in U.S. dollars. The Company believes, based on a hypothetical ten percent adverse movement in foreign currency exchange rates for the European Euro, the potential losses in future earnings and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          None

           SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UroMed Corporation


           Date: November 14, 2001                 /s/ Daniel Muscatello
                ------------------           ----------------------------------
                                             President and Chief Executive
                                             Officer


           Date: November 14, 2001                /s/ Domenic C. Micale
                ------------------          -----------------------------------
                                             Chief Financial
                                             Officer and Treasurer