Form 10-K
period 2001-12-31
UROMED CORP
filed 2002-04-01
CIK 917821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2001

                        Commission file number: 000-23266

                               UroMed Corporation
             (Exact name of registrant as specified in its charter)

          Massachusetts                              04-3104185
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

              1400 Providence Highway, Norwood, Massachusetts 02062
                    (Address of principal executive offices)

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

                    Yes       X                       No    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 6, 2002, the aggregate market value of the registrant's common stock, no par value ("Common Stock"), held by non-affiliates of the registrant was $1,949,825 based on 5,269,798 shares held by such non-affiliates at the closing price of a share of Common Stock of $0.37 as reported on the Over-the-Counter Bulletin Board on such date. Affiliates of the Company, defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock, owned 1,984,584 shares of the 7,254,382 shares of Common Stock outstanding on such date. On March 6, 2002, the registrant had outstanding a total of 7,254,382 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Special Meeting of Stockholders to be held on June 27, 2002 to be filed with the Securities and Exchange Commission on or prior to April 30, 2002 (the "2002 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                UROMED CORPORATION (d/b/a ALLIANT Medical Technologies)
                           ANNUAL REPORT ON FORM 10-K

Table of Contents


Item                                                               Page
                                     Part I

1    Business                                                        3
2    Properties                                                     17
3    Legal Proceedings                                              18
4    Submission of Matters to a Vote of Security Holders            18

                                     Part II

5    Market For Registrant's Common Stock
      and Related Stockholder Matters                               18
6    Selected Financial Data                                        19
7    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 21
8    Financial Statements and Supplementary Data                    32
9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           54

                                    Part III

10    Directors and Executive Officers of the Registrant            54
11    Executive Compensation                                        55
12    Security Ownership of Certain
       Beneficial Owners and Management                             55
13    Certain Relationships and Related Transactions                55

                                     Part IV

14    Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                                  56


     CaverMap(R) Surgical Aid, Symmetra(TM) Iodine-125 seeds, Prowess (R), Impress(TM) Softpatch, and INTROL(R) Bladder Neck Support Prosthesis are trademarks and registered trademarks of UroMed Corporation. All other trademarks and trade names referred to in this report are the property of their respective owners.

                                     Part I

Item 1.  Business

General

     UroMed Corporation, which does business under the name ALLIANT Medical Technologies (hereinafter, the "Company" or "UroMed") is dedicated to the field of cancer treatment with the goal of improving cancer patient care. As a leader in the field of treatment planning systems for external beam and brachytherapy forms of radiation therapy, UroMed combines affordability with many advanced technological features in order to provide true value to radiation therapy centers worldwide. UroMed markets a portfolio of products including Symmetra I-125 radioactive seeds and needles used for interstitial brachytherapy of the prostate, Prowess Treatment Planning Software including Prowess 3D for external beam treatment planning, and BrachyPro for 3D brachytherapy treatment planning. UroMed also has a distribution agreement with NOMOS Corporation for its Intensity Modulated Radiation Therapy (IMRT) and for other radiation therapy planning products. The Company also continues to dedicate resources to develop and or acquire product lines that fit into its strategic platform.

     In May of 1999, the FDA cleared for marketing in the United States the Symmetra I-125 seed. The Symmetra I-125 seed is a proprietary Iodine-125 permanent seed implant designed to be similar to the market leading prostate seed implant in dosimetry, outer dimensions and biocompatibility. UroMed's manufacturing partner in the brachytherapy seed business is Bebig Isotopentechnik und Umweltdiagnostik GmbH of Berlin, Germany ("Bebig"). Under UroMed's agreement with Bebig, Bebig developed the implant and UroMed has the exclusive license rights through September 2006 to market and distribute the Bebig implant in North America and South America and non-exclusive rights elsewhere in the world.

     On March 27, 2001, the Company acquired SSGI Prowess Systems ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, was a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer. In addition, SSGI offered external beam therapy treatment planning systems and has installed worldwide in excess of 500 units. UroMed believes that the SSGI installed customer and revenue base, combined with the UroMed customer base, presents a favorable environment on which to build a stronger presence in the field of radiation oncology.

     UroMed Corporation offers the full line of Prowess Treatment Planning Systems. Treatment planning is an essential tool used in the optimization of radiation therapy for both external beam radiation therapy and for brachytherapy (seeds). These software and hardware systems allow therapists to input patient images from CT, MRI or Ultrasound and create a model from which to plan therapy. This plan can be optimized on the treatment planning system so the radiation dosage may be maximized to the tumor and minimized to surrounding tissues and organs.

     The full line of software products run on a Windows NT software platform, allowing the systems to provide radiation oncology sites with advanced expansion capabilities through unmatched planning system flexibility and low cost additional workstation licenses. UroMed seeks to capitalize on the external beam therapy market worldwide by solidifying key distribution partnerships.

Markets

A.  Treatment Planning Systems & Service Market

     Treatment Planning Systems (TPS) refer to sophisticated computerized software and hardware that helps radiation oncologists and physicists to optimize the delivery of radiation dosage to cancer patients. The radiation dosage may be in the form of external beam radiation from linear accelerators, cobalt-60 machines, and Gamma Knife systems. The radiation dose may also come in the form of brachytherapy permanent and temporary implanted radiation sources. Treatment planning systems acquire cancer patient data from imaging sources such as MRI, CT and Ultrasound and allow medical practitioners to create computerized models. The "prescription" from the treatment-planning model, once optimized, is used to best describe the radiation dose. These models are used to test, and optimize the treatment plan before it is executed in an effort to maximize radiation dosage to cancerous tissue while minimizing dosage to surrounding tissue and sensitive organs.

     The treatment planning system market is expected to grow at a 6.4% compounded annual growth from $124 million in 2000 to $172 million in 2005. This growth is mostly generated by centers moving from 2D to 3D functionality and from 3D to IMRT solutions.

     Higher levels of reimbursement are a driving force for this growth, moving therapy centers to increased sophistication in radiation delivery planning. Although reimbursement is healthy for IMRT, significant investment in linear accelerators and associated equipment, changeover costs, and training factors will spread the growth over several years to come.

     Service contracts for TPS refer to warranty and customer service fees for the software and hardware and can be an important part of maintaining enhancements, upgrades and user support for the software.

B. Brachytherapy for Prostate Cancer Market

     Prostate cancer is the most frequently diagnosed cancer in American males. The wide-spread adoption of prostate-specific antigen ("PSA") testing is largely responsible for an increase in the age-adjusted incidence of prostate cancer over the past decade.

     The American Cancer Society estimates that there were 180,400 new cases in the U.S. during 2000. Prostate cancer can be fatal if not treated early and comprehensively. In 2000, an estimated 31,900 Americans died from the disease, the second leading cause of cancer death in men.

Brachytherapy

     Brachytherapy refers to the delivery of radiation dose through a sealed source of radioactive material, such as iodine-125 or palladium, encased in a small titanium capsule about the size of a rice grain. These radiation sources are placed in close proximity to the tumor volume and usually delivered percutaneously through needles. The radiation source can be placed at high energy levels temporarily, or more often at relatively lower energy levels permanently. Brachytherapy is most commonly used for prostate cancers (90% of the time), but also for gynecological, breast, head and neck and occasionally for pelvic and lung cancers.

     The permanent brachytherapy implant procedure has been growing significantly. The procedure provides patients with a minimally invasive alternative to surgical removal of the prostate or EBRT, both of which may have higher costs and higher rates of complication, including incontinence and impotence.

     The Company believes that an estimated 45,000 brachytherapy procedures were performed in the U.S. in 2001, accounting for 30% of all therapy for localized (treatable) prostate cancer. We believe that the number of procedures utilizing this therapy will continue to grow. However, due to declining per unit average selling prices, the Company expects the overall dollar value of the market to slightly decline over the next few years.

     Two different isotopes are used in brachytherapy procedures for prostate cancer, iodine-125 (I-125) and palladium-103 (Pd-103). The two isotopes have similar characteristics, and there is no clinical evidence that favors one isotope over the other. I-125 has a slightly higher energy photon, which means it is slightly more penetrating, depositing its energy over a longer distance. Palladium has a lower energy, and a shorter half-life, which allows more radioactivity to be used in each seed with less damage to surrounding tissue. Many physicians use palladium with cancers that they believe are faster growing. Market data suggests that the split between iodine and palladium seed use in 2001 for brachytherapy for prostate cancer treatments is roughly 87% iodine and 13% palladium.

     UroMed competes in the prostate cancer iodine-125 brachytherapy seed market. The Company also provides treatment-planning software for prostate as well as gynecological brachytherapy.

Cancer Treatment Options

     Decisions about which treatment to pursue are made by the patient and the physician, based on the localization of the cancer, the age and overall health of the patient, and the risks and benefits ascribed to each treatment protocol. When cancer has spread beyond the original tumor volume, the patient is usually guided toward chemotherapy and radiation therapy.

Options include:

     Surgery: surgical removal of the tumor volume or gland and some of the surrounding tissue. For prostate cancer, surgical removal may result in impotence and/or urinary incontinence.

     External Beam Radiation Therapy: the use of high-energy x-rays to kill cancer cells and shrink tumors. Radiation is administered from machines outside the body. This treatment requires daily visits for a period of 6-8 weeks.

     Brachytherapy Radiation Therapy: an alternative method of radiation treatment, where sealed sources of various radioisotopes are implanted in the tumor volume to kill the cancer cells during a one and one-half hour outpatient procedure. This procedure is discussed in more detail below.

     Watchful Waiting: careful observation without further immediate treatment. This is considered an appropriate option for some slow growing cancers, such as that of the prostate.

     Hormone Therapy: manipulating hormone levels to inhibit cell growth. To cause cancer cells to shrink, patients may be given LHRH-agonists, which decrease the amount of testosterone in the body, which block the activity of testosterone. These drugs are often used to shrink the size of the prostate gland in preparation for additional therapies, such as brachytherapy or surgery.

     Other treatment options include other experimental procedures. Many patients receive multiple forms of therapy, for example brachytherapy for the prostate followed by radiation therapy.

     Each of these options has advantages and disadvantages. In recent years, patient demand has fueled very high growth in rates of prostate brachytherapy, even though the total number of new prostate cancer cases has decreased.

Products

A. Prowess Treatment Planning Systems

     Treatment Planning Systems (TPS) refer to sophisticated computerized software and hardware that helps radiation oncologists and physicists to optimize the delivery of radiation dosage to cancer patients. The radiation dosage may be in the form of external beam radiation from linear accelerators, cobalt-60 machines, or Gamma Knife systems. The radiation dose may also come in the form of brachytherapy permanent and temporary implanted radiation sources. Treatment planning systems acquire cancer patient data from imaging sources such as ultrasound, MRI, CT, and PET and allow medical practitioners to create computerized models. The "prescription" from the treatment planning system, once optimized, is used to best deliver the radiation dose. These models are used to test and optimize the treatment plan before it is executed in an effort to maximize radiation dosage to cancerous tissue while minimizing dosage to surrounding tissue and sensitive organs.

     Prowess 3D is a treatment planning system used for creating 3D treatment plans for external beam radiation and includes BrachyPro.

     A full Prowess 3D solution, with 3 computer nodes for example, is list priced at $235,900 for software, IBM hardware, printers, installation, data conversion, training, and first year of service. Additional years of service for this example would cost a center $14,000 annually.

     BrachyPro is a full 3D treatment planning solution for prostate brachytherapy. As of version 3.1, it may also be used for conventional brachytherapy (gynecological). Internationally it may also be used for high dose rate brachytherapy.

     A full Prowess BrachyPro solution with a portable laptop station and an additional workstation is list priced at $70,100 for software, IBM hardware, printers, installation, data conversion, training, and first year of service.

B.  Symmetra I-125 Seeds

     The UroMed seed ("Symmetra") is a proprietary I-125 permanent radioactive seed implant. The Symmetra I-125 seed was designed to meet or exceed established radioactive standards for sealed radioactive sources.

     The United States Food and Drug Administration ("FDA") cleared the Symmetra I-125 seed for marketing in the United States in May 1999. The Company began commercial selling efforts for this product during the third quarter of 1999.

     In March 1998, UroMed entered into agreements with Bebig and Isotope Products Laboratories Inc. of Burbank, California ("IPL"), a subsidiary of Bebig, as a means of entering into the brachytherapy business. Under the terms and conditions of the Company's agreement with Bebig, Bebig developed a brachytherapy implant for which UroMed has an exclusive license to market and distribute in North America and South America (and non-exclusive rights elsewhere in the world) for a period through September 2006. The Company's agreement with IPL requires IPL to distribute the Symmetra I-125 seeds in the United States for the term of the production agreement between the Company and Bebig.

     The Company has the capability to ship product directly to customers from the facilities at Bebig and IPL. The Company and Bebig have the ability to warehouse product both at the Bebig and the IPL facilities.

C. UroMed Prostate Seeding Needles

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

     The Company also offers Symmetra I-125 brachytherapy seeds preloaded into needles as an additional service to its seed customers. This service may reduce the time and potential for radiation exposure to radiation practitioners during prostate seed implantation.

D.  CaverMap Surgical Aid

     CaverMap Surgical Aid was cleared by the FDA for marketing in the United States in November 1997 for the use in prostate cancer surgery. The Company began commercial selling efforts for this product during the second quarter of 1998. The FDA cleared the CaverMap Surgical Aid for marketing for colorectal cancer surgery in men in February 2000.

     The CaverMap Surgical Aid is the first tool of its kind, developed to address the surgical needs of the physician during the "nerve location and sparing" segment of the radical prostatectomy. Advances in nerve stimulation techniques coupled with real-time feedback tumescence monitoring developed by UroMed can assist the physician in the identification, mapping and preservation of the neurovascular bundles during nerve sparing radical prostatectomies ("NSRP"). The system consists of a control unit, reusable probe handle, disposable probe tip, disposable tumescence sensor and related patient and ground leads. The physician uses the CaverMap Surgical Aid intraoperatively to stimulate the cavernosal nerves and measure minute changes in tumescence of the penis. The physician uses the device to map the course of the nerves and then uses this information to aid his dissection plan. If the physician can perform the dissection without damage to the cavernosal nerves, we believe that post-operative potency rates will improve.

     Radical prostatectomy is considered to be the preferred treatment for patients with localized prostate cancer, and it offers patients the greatest chance for long-term survival. Excellent cure rates have been obtained with radical prostatectomy in patients with localized tumors. However, many patients refuse the radical prostatectomy surgical option because of fears of potential complications, including erectile dysfunction and urinary incontinence.

     The most common cause for erectile dysfunction after radical prostatectomy is intra-operative injury to the neurovascular bundles and nerve branches. These nerve structures are susceptible to injury at several points during the surgical procedure when they are pulled, stretched, transected or possibly excised. CaverMap is used to help reduce the injury to these nerves.

E.   Distributed Products

     UroMed has distributor relationships with various companies who's products are complementary to our offerings;

     NOMOS. UroMed is an authorized distributor of the full line of NOMOS IMRT products. NOMOS was the first to market and is currently the market leader for IMRT planning and delivery. Their Peacock system is composed of MIMIC and Corvus components. MIMIC is Nomos' Multileaf Collimators while Corvus is their inverse planning software for IMRT. MIMIC is a modular approach to IMRT and can be attached to any Linear Accelorator (LINAC) and is an alternative to therapy centers buying more expensive new LINACs that are MLC capable. NOMOS has also developed a Monte Carlo simulation dose distribution algorithm that is advanced and considered the best in the industry. NOMOS also offers an ultrasound isocentric positioning system, called BAT, used for external beam prostate cancer treatment.

     HEK. UroMed is the sole distributor for the full line of HEK Autimo 2D, 2.5D and 3D block cutters in the U.S. The 2D automatic cutting system creates precise Styrofoam molds that create blocks for irregular shaped tumor fields. These blocks help to shape the external beam to conform to the size of the tumor volume. The Autimo 2.5D is a fully automated milling machine for compensators and beam intensity modulators for radiation therapy. The 3D is a computer-controlled system for the fabrication of shielding blocks, compensating filters and beam intensity modulators in external beam radiation. These machines interface with treatment planning systems in order to help optimize therapy planning and delivery.

     Tayman Medical. UroMed is a distributor of the Accuseed Stepper by Tayman Medical. The Stepper is a universal stepping and stabilizing system for prostate brachytherapy. There is a unique interface module for the Prowess BrachyPro software for the Tayman Stepper that allows for transfer of information and instructions.

     IBM Hardware. All Prowess software is optimized to run on approved IBM and laptop hardware.

Competition and Market Dynamics

Treatment Planning System Market Dynamics

     As of 2001, a high percentage of the 1,800 radiation oncology sites in the United States indicate that they have a treatment planning system installed. An estimated 2,280 systems are installed in these sites, or roughly 1.4 systems per site. The rate of TPS installations is expected to continue to grow steadily in the next several years. The average cost of advanced treatment planning systems varies from $100,000 to $500,000, depending on functionality, the number of nodes and the software vendor.

Brachytherapy Market Dynamics

     The largest changes in the brachytherapy for prostate cancer marketplace in the last few years has been the new product offerings in both iodine and palladium seeds. The Company believes that new products will continue to drive unit growth in the market in 2002.

     At the end of 2001, there were over 10 companies supplying brachytherapy seeds for prostate cancer treatment in the United States, including UroMed.

Mission & Vision

     UroMed's mission is to deliver stakeholder value by providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for cancer patients around the world. Our organization's foundation is built on a solid technology base along with the integrity, commitment and respect of experienced team members.

     We are focused on developing a deep understanding of our markets, listening closely to customers and establishing key strategic alliances that will lead to the development and distribution of products and services that are consistent with our core strategy and will ultimately deliver a return to our investors.

     As always, the Company plans to continue to dedicate resources to develop and/or acquire products that fit into its strategic platform. On July 19, 2001, UroMed Corporation announced that it would change its name to "ALLIANT Medical Technologies", and, until it receives formal stockholder approval, it would do business under that name.

     In the long term, the Company intends to leverage its customer relationships and its core technologies to expand into other areas within radiation therapy. If such expansion requires distribution outside of the urology/radiation oncology markets, UroMed intends to gain such distribution through corporate partnerships and strategic alliances or through acquisition.

Sales Strategy and Organization

     The sales organization currently consists of seven sales representatives reporting to the Executive Vice President. The sales representatives are currently responsible for selling the Prowess line of Treatment Planning Systems, the Symmetra I-125 seeds, the UroMed Prostate Seeding Needles, and other related distributed products. The efforts in selling all products are supported by an aggressive effort on the part of the product managers and members of the senior management team.

Research and Development/Business Development

     The Company has developed a three-pronged approach to research and development and business development. Strategically, the Company is focusing on
(1) Sustaining research and development, which includes a focus on supporting, the Symmetra I-125 seeds and treatment planning systems from a technical perspective, (2) Development of an enhanced algorithm for use with treatment planning systems; and (3) Opportunistic product and service licensing or acquisition opportunities which leverage our growing customer relationships. The Company believes that this 3-pronged approach to expanding the UroMed portfolio should position the Company for growth.

Manufacturing Strategy

     All development of software and assembly of treatment planning hardware are completed at UroMed's facility in Chico, California.

     All orders for products are taken through the Company's customer service organization and finished products are shipped to and installed directly at medical institutions. Customer service representatives, technical assistance representatives, software engineers and medical physicists are available during our Chico, California office's, normal business hours and are on call after business hours. All customer training is conducted at the Norwood, Massachusetts training facility or on site at radiation therapy centers.

      The Symmetra I-125 seeds are produced at Bebig's facility in Berlin, Germany. Bebig designed and built an automated brachytherapy seed manufacturing line for production capacity at a rate of 200,000 units per single shift, based on its proprietary technology.

Discontinued Medical Office-Based Products

     The Company had developed and had acquired office-based products and technology in the market for continence care. The Company capitalized on these products and technologies via strategic alliances with larger, more established companies. On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and was scheduled to receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. Two of these four payments were received, one in 2000 and one in 2001. In addition and under certain conditions, the Company may receive additional cash consideration in the future in the form of royalty and other payments. The Company recorded a gain of $0.7 million as a result of this transaction in 1999. The FDA cleared the Impress Softpatch for marketing in the United States in May 1996 . The Impress Softpatch is a small, prescription, disposable adhesive patch designed to be placed externally against the urinary opening to block the leakage of urine in mild-to-moderate urinary incontinence patients. The Impress Softpatch technology was acquired from the successor to Advanced Surgical Intervention, Inc. in May 1996.

     During April 1997, the Company acquired the product line, all associated license rights and all other rights of Johnson & Johnson Medical, Inc. and certain of its affiliates, to the INTROL Bladder Neck Support Prosthesis ("INTROL"). INTROL, cleared for prescription marketing in the U.S. by the FDA in May 1995, is a patented intravaginal device designed to elevate the bladder neck to its normal anatomical position, simulating the effect of bladder neck suspension surgery. The Company initially serviced the small group of physicians who had been trained and were involved in limited post-FDA clearance marketing of INTROL. The Company initiated a broader United States launch of INTROL to healthcare practitioners in 1997. In July 1998, the Company announced the signing of an agreement with Johnson & Johnson Medical K.K. ("JJMKK "), a subsidiary of Johnson & Johnson, giving JJMKK the exclusive right to distribute the Company's INTROL in Japan. In July 2000, the Company entered a termination agreement for the INTROL distribution rights in Japan with JJMKK, which resulted in JJMKK making a cash payment of $400,000 to the Company.

     The Company continues to seek to divest its CaverMap Surgical Aid technology, a surgical device used to assist surgeons identify sensitive nerves responsible for erectile function for both prostate and colorectal surgeries. The Company received regulatory clearance by the FDA in November 1997 to market the CaverMap Surgical Aid in the U.S. The clearance was through a 510(k) application and the pre-clinical and clinical testing included a variety of tests. In February 2000, the FDA cleared the CaverMap Surgical Aid for U.S. Marketing and distribution, through a 510(k) application, for use in colorectal surgery in men.

Breast Cancer

     In October 1997, the Company unveiled a technology designed to help women and their doctors detect suspicious lumps - often the early sign of breast cancer. On April 15, 1999, the Company completed the disposal of this technology into a new, private company, Assurance Medical, Inc. ("Assurance"). In conjunction with this disposal, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position in Assurance. As a result of this transaction, the Company was no longer required to fund the development of this technology.

     During 2001, Assurance ceased operations, and, during March 2002, the assets of Assurance were sold to Medical Tactile Inc., a privately held entity. As a result of these developments, UroMed received a less than twenty percent equity position in Medical Tactile, Inc. The Company does not consider this investment to be a marketable security.

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

Government Regulation

     The CaverMap Surgical Aid, the Symmetra I-125 seeds, as well as certain products currently under development by the Company, are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical and surgical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to FDA-mandated "Quality System Regulation." Generally, Class II devices are those whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and efficacy, are generally life-sustaining, life supporting or implantable devices, and also include all new or not substantially equivalent devices introduced after May 28, 1976.

     If a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Remarket Notification application. The 510(k) Remarket Notification application and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device and a 510(k) Remarket Notification application may require the submission of data including clinical data.

     Following submission of the 510(k) Remarket Notification application, the manufacturer or distributor may not place the device into commercial distribution until the FDA issues an order. The FDA has no specific time limit by which it must respond to a 510(k) Remarket Notification application. The FDA may agree with the manufacturer or distributor that the proposed device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of a product.

     If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed medical device, the manufacturer or distributor will have to seek pre-market approval ("PMA") or reclassification of the device. A PMA, which must prove that a device is safe and effective, must be supported by extensive data, including pre-clinical and clinical trial data to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review.

     If a manufacturer commercializes a medical device, it is required to register with the FDA and to list all of its devices. In addition, any such manufacturer will be subject to inspection on a routine basis for compliance with the FDA's Quality System Regulation. The Company's facility in Norwood, Massachusetts was registered with the FDA and successfully passed an inspection. The FDA's regulations also require that such manufacturer manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, such manufacturer is required to comply with various FDA requirements for labeling and reporting of adverse reactions and may be required to meet rules governing product tracking and post-market surveillance.

     UroMed has the CE Mark certification as governed by ISO standards for distribution of medical devices in European countries.

     UroMed is a supplier of radioactive material, and is governed by the NRC (Nuclear Regulatory Commission) for our Symmetra I-125 brachytherapy seed materials.

Employees

     As of December 31, 2001, the Company employed approximately 35 individuals on a permanent basis, which includes 3 individuals who were terminated in January 2002 as part of a restructuring that occurred in December 2001.

     None of the Company's employees are covered by collective bargaining agreements.

            FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding (i) the planned progression of the Company's commercialization strategies for the CaverMap Surgical Aid, the Symmetra I-125 brachytherapy seed and the UroMed Prostate Seeding Needles including the timing and extent of sales, (ii) the continued marketing activities for the commercial launch of the Symmetra I-125 brachytherapy seeds, (iii) the Company's planned uses for its cash and other liquid resources, (iv) the extent of future revenues, expenses and results of operations and the sufficiency of the Company's financial resources to meet planned operational costs and other expenditure needs, and the development of partnerships and/or strategic alliances for all incontinence and breast care products and related assets and technology, (v) the risk of the Company's dependence on Bebig to manufacture the Symmetra I-125 seeds and the Company's dependence on Symmetra's overall contribution to the Company's operations, (vi) the benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses and (vii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including those described below:

     - - The benefits expected through the Company's acquisition of SSGI, the continued development and commercialization of the SSGI product line, and that the Company will be able to successfully manage the combination of the SSGI and UroMed businesses.

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

                                  RISK FACTORS

     The Company's financial condition and results of operation, as well as the market price for the Company's outstanding securities, are also likely to be affected by the following factors:

Risks of Inability to Finance Operations and Not Meeting Debt Service
Obligations

     It is unlikely that the Company will generate sufficient cash flow to pay the interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003. The outstanding Note principal at December 31, 2001 is $14.4 million, and the next interest payment of $0.4 million is due April 15, 2002. The Company expects to incur operating losses over the foreseeable future.

     The Company is continuing its efforts and pursuing options to conserve its cash and improve its future cash flows. The Company is attempting to raise new equity capital and has retained an advisor to assist in this effort. The Company continues its efforts to divest of the CaverMap assets and technology. The Company is attempting to restructure the terms of the $14.4 million of Convertible Notes due October 15, 2003 and has retained an advisor to assist in this effort. The Company is also considering strategic alternatives including a possible sale, reorganization or liquidation.

     The inability to achieve a successful outcome on any of these options will likely put the Company in a position to be unable to fund its operations and debt service obligations in the second quarter of 2002.

SSGI Performance Below Expectations

     On March 27, 2001, the Company acquired SSGI. The Company entered into this acquisition with SSGI with the expectation that the transaction would result in certain benefits, including among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of technically-trained personnel. The revenue growth experienced during 2001 as a result of this acquisition of SSGI was below the growth expected as of the acquisition date. The Company cannot provide assurance that in the years subsequent to 2001, the Company's business will achieve the anticipated revenues, specific net income or loss levels, efficiencies or synergies. Additionally, as result of the SSGI acquisition, the Company has a promissory note payable to a former SSGI shareholder, which has scheduled principal payments of $0.3 million on March 27, 2002 and $0.2 million on March 27, 2003. On March 27, 2002, the Company and the former SSGI shareholder amended the promissory note agreement to postpone the date of the principal payment originally scheduled for March 27, 2002 to April 29, 2002.

Risk of Inadequate Funding; Future Capital Funding

     It is unlikely that the Company's existing capital resources and any funds generated from future operations will be sufficient to finance any required investment or pay interest on and principal of the Notes or that other sources of funding will be available.

Limited Operating History; History of Losses; Profitability Uncertain

     The Company has experienced significant operating losses since inception and, as of December 31, 2001, had an accumulated deficit of $117.2 million. The Company has never successfully commercialized any of its products. In addition, the development and commercialization by the Company of its products and other new products, if any, will require substantial product development expenditures for the foreseeable future. The Company's future profitability is dependent upon its ability to successfully commercialize the company's existing products and the products acquired through its acquisition of SSGI. The Company expects its operating losses to continue over the foreseeable future and there can be no assurance that the Company will be profitable in the future. It is unlikely that the Company's existing capital resources and any funds provided by future operations will be sufficient to fund the Company's needs, or that other sources of funding will be available.

Liquidity of Common Stock

     The Company's common stock was delisted from the Nasdaq SmallCap Market during December 2000, and began being listed on the Over-the-Counter Bulletin Board ("OTCBB"). There can be no assurance that present and future stockholders will have the ability to liquidate their common shares in the same manner as if the Company was listed on the Nasdaq SmallCap Market.

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

Dependence on Few Products

     The Company expects to derive a substantial part of its revenues for the next several years from sales of the Prowess products and the Symmetra I-125 seeds. The Company's failure to commercialize successfully these products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new properties, or both. Also, the development of any new products may require that such products will be subject to clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful.

Dependence on Others for Products and Raw Materials

     The Symmetra I-125 seed is supplied solely by Bebig and certain of the raw materials for the manufacture and assembly of the CaverMap Surgical Aid are available only from single sources and are manufactured by third parties. Interruptions in supplies of raw materials may occur as a result of business risks particular to such suppliers or the failure of the Company and any such supplier to agree on satisfactory terms. Such sources may also decide for reasons beyond the control of the Company, such as concerns about potential medical product liability risk in general, to cease supplying such materials or components for use in medical devices. Significant interruption in the supply of raw materials currently used by the Company for its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition and Technological Advances

     The markets for prostate cancer treatment, particularly brachytherapy, are highly competitive. The Company's ability to compete in these areas will depend upon the consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing, marketing and distribution capabilities and its ability to attract and retain skilled employees. Certain of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources.

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

Volatility of Market Prices

     The market price of the common stock and Notes may be highly volatile. Factors such as quarter-to-quarter variations in the Company's operations or financial performance and announcements of technological innovations or new products, results of clinical trials or other regulatory or reimbursement events by the Company or its competitors or any of its or their regulators could cause the market price of the common stock or Notes to fluctuate significantly. In addition, in recent years the stock markets in general, and the market prices for medical technology companies in particular, have experienced significant volatility, which often may have been unrelated to the operating performance of the affected companies. Such volatility may adversely affect the market price of the Common Stock or Notes. See "Market for Registrant's Common Stock and Related Stockholder Matters."

Certain Charter and By-Law Provisions May Affect Market Prices

     The Company's Restated Articles of Organization and the Company's Amended and Restated By-Laws contain provisions that may have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock.

Certain Massachusetts Laws May Affect Market Prices

     Certain Massachusetts laws contain provisions that may have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. These laws include Chapter 110F of the Massachusetts General Laws, which prohibits certain "business combinations" with "interested stockholders," and Chapter 110D, entitled "Regulation of Control Share Acquisitions." These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock.

Effect of Issuance of Preferred Stock

     Shares of preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of, or of discouraging acquisition bids for, the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock.

Concentration of Ownership

     As of December 31, 2001, directors and executive officers of the Company and their affiliates owned approximately 27% of the outstanding common stock (including options to purchase common stock exercisable within 60 days of such date). As a result, such persons have the ability to assert significant influence over the Company and the direction of its affairs and business. See "Security Ownership of Certain Beneficial Owners and Management."

Absence of Dividends

     The Company has not paid cash dividends and does not anticipate doing so for the foreseeable future.

Shares Available for Future Sale

     The future sale of shares of the Company's common stock could have an adverse effect on the market price of the common stock or the Notes. The Company currently has four effective registration statements on file with the Securities and Exchange Commission initially covering the resale of up to an aggregate of 4,034,672 shares of Common Stock held by certain current shareholders of the Company. Of these 4,034,672 shares, 1,236,902 shares are covered by a registration statement which was declared effective in October 1995 registering shares of common stock held by approximately 73 holders. These shares, representing shares of common stock issued upon the conversion of the Company's previously outstanding convertible preferred stock, were registered at the request of the holders of such shares. All of these shares may be sold currently under Rule 144(k) under the Securities Act without regard to volume or other limitations. An additional 467,005 shares, which were issued to the former shareholders of Advanced Surgical Intervention, Inc. in connection with the acquisition of the Impress Softpatch technology in May 1996, are covered by a registration statement which was declared effective in June 1996. These shares are held by 273 holders, with the largest number of shares held by any single holder thereunder being approximately 50,000 shares. The Company believes that many of the shares covered by these registration statements have been sold in the open market prior to the date hereof. As of December 31, 2001, we had reserved 216,729 shares of common stock for issuance upon conversion of our 6% Convertible Subordinated Notes outstanding under the registration statement that was declared effective in April 1997. All of the shares covered by these registration statements are freely tradable in the open market without volume limitations unless held by one of our affiliates. As consideration of the Company's acquisition of SSGI in March 2001, the Company issued 2,114,036 shares of its common stock to SSGI stockholders and other related parties. The common stock was registered with the SEC for resale in a registration statement which was declared effective in July 2001 and most of the shares will be subject to limitations on the number of shares that can be sold in any year. As of December 31, 2001 the Company also had options outstanding to purchase an aggregate of 637,990 shares of Common Stock and had an additional 260,750 shares of common stock reserved for issuance of options which may be granted and exercised under the Company's existing employee benefit plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradable on the open market, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act.

Item 2.  Properties

     The Company currently occupies space in two facilities. One facility is in Norwood, Massachusetts which commenced in 1997, has a five-year term and is for a 9,000 square foot area which occupies all administrative, marketing and manufacturing staff. The other facility is in Chico, California, which is a tenant at will and is for a 6,500 square foot area which occupies all software development and customer support staff.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the Company's 2001 fiscal year, there were no matters submitted to a vote of the security holders of the Company.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     UroMed's common stock is traded on the Over-the-Counter Bulletin Board under the symbol URMD.OB. As of December 31, 2001 there were 336 registered holders of the Company's common stock. The Company has not paid dividends on its common stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth for the periods indicated the range of high and closing sales prices of the Company's common stock as reported by Nasdaq and the Over-the-Counter Bulletin Board.


Year Ended December 31, 2001                           High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $  4.063    $  1.875
Second Quarter                                           2.700       1.700
Third Quarter                                            2.250       0.830
Fourth Quarter                                           1.010       0.390

Year Ended December 31, 2000                           High         Low
- - - --------------------------------------------------------------------------
First Quarter                                         $ 13.063    $  1.000
Second Quarter                                           4.875       1.781
Third Quarter                                            2.875       1.594
Fourth Quarter                                           2.563       0.531

Item 6.  Selected Financial Data

                             Selected Financial Data


Year Ended December 31,
                     2001         2000          1999         1998         1997
                  ----------  ------------   ----------  ------------  ---------
(in thousands,
except per share
amounts)

Statement of
Operations Data:

Revenues:
 Product          $  5,176     $ 4,307         $ 2,645      $   837     $   503
 Services              922          --              --           --          --
                  ----------  -------------  ------------ ------------ ---------
Total revenues       6,098       4,307           2,645          837         503

Costs and expenses:
 Cost of product
  revenues           4,291       4,227           2,499        3,413       4,722
 Cost of services
  revenues             170          --              --           --          --
 Research and
  development        1,823       1,476           2,137        5,367      11,692
 Marketing and
  sales              3,545       3,008           2,119        4,098      13,233
 General and
  administrative     1,978       1,555           1,767        4,175       5,514
 Restructuring         293         171           (  80)       1,704          --
Amortization of
  goodwill and other
   intangible assets  1,284          --              --           --          --
                  ----------  ------------   ----------  ------------  ---------
 Total costs
   and expenses     13,384      10,437           8,442       18,757      35,161
                  ----------  ------------   ----------  ------------  ---------
Loss from
operations         ( 7,286)    ( 6,130)         (5,797)     (17,920)    (34,658)

Gain on sale
of assets               --          --             672           --          --

Interest (expense)
 income, net        (  659)    (   146)         (  376)     ( 1,074)         25

Other expense       (  150)         --             --            --          --
                   ----------  ------------   ----------  ------------  --------
Loss before
 extraordinary
 gain on early
 retirement
 of debt           ( 8,095)     (6,276)        (5,501)      (18,994)    (34,633)

Extraordinary
 gain on early
 retirement of
 debt                  --        1,259          3,021        23,273          --
                  ----------  ------------   ----------  ------------  ---------

Net income
   (loss)       $  ( 8,095)  $  (5,017)     $  (2,480)      $ 4,279    $(34,633)
                 ==========  =============  ===========  ============= =========

Basic and
diluted net
income (loss)
per share       $   (1.18)    $    (0.97)   $   (0.48)      $   .81    $  (1.30)
                 ==========  =============  ===========  ============= =========

 Basic and
 diluted
 weighted average
 common shares
 outstanding        6,830          5,173        5,179         5,290       5,316
                 ==========  =============  ===========  ============= =========

As of December 31,
                                          2001        2000          1999         1998         1997
                                      ----------  ------------   ----------  ------------  ---------
Balance Sheet
 Data:
   Cash, cash
    equivalents
    and short-term
    investments                     $   2,912     $  10,233       $ 17,862    $  26,280    $  65,025
   Working capital (deficit)          (12,661)       10,806         18,271       24,290       60,907
   Total assets                        12,926        13,668         21,876       33,606       76,593
   Debt and capital
   lease obligations                   14,865        14,393         17,393       24,756       69,000
   Accumulated
    deficit                          (117,240)     (109,145)      (104,128)    (101,648)    (105,927)
   Total
    stockholders'
    equity (deficit)                   (5,043)       (1,981)         2,991        5,574        1,785


                                     FIRST      SECOND      THIRD      FOURTH
                                    QUARTER    QUARTER     QUARTER     QUARTER
                                    -------    -------     -------     -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ended December 31, 2001
Revenues                            $   989    $ 1,519     $ 1,855     $ 1,735
Net loss                             (1,378)    (2,353)     (1,946)     (2,418)
Basic and diluted net loss
  per share                          ( 0.26)    ( 0.32)     ( 0.27)     ( 0.33)

Year Ended December 31, 2000
Revenues                              1,001      1,234       1,258         814
Net loss before extraordinary gain   (1,174)    (1,008)     (1,678)     (2,416)
Extraordinary gain                    1,259         -           -           -
Net income (loss)                        85     (1,008)     (1,678)     (2,416)
Basic and diluted net income
  (loss) per share                      .02     ( 0.19)     ( 0.32)     ( 0.47)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis should be read in conjunction with "Forward-Looking Statements and Associated Risks" and "Risk Factors" contained in Item 1 and the financial statements and the related notes contained in Item 8 of this Annual Report on Form 10-K.

     The Company, which currently operates under the name ALLIANT Medical Technologies, is dedicated to providing highly effective and efficient cancer treatment options that will improve both the longevity and quality of life for worldwide cancer patients. The Company markets a portfolio of products including: treatment planning software systems and support for external beam therapy and brachytherapy, the Symmetra I-125 radioactive seeds used in a brachytherapy procedure to treat localized prostate cancer, and the CaverMap Surgical Aid, available to aid physicians in preserving vital nerves during prostate cancer surgery. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     Due to likelihood of an event of default under the Convertible Subordinated Notes during Fiscal 2002, the Company has classified the Notes as a current liability in its Financial Statements at December 31, 2001.

     It is unlikely that the Company will generate sufficient cash flow to pay the interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003. The outstanding Note principal at December 31, 2001 is $14.4 million, and the next interest payment of $0.4 million is due April 15, 2002. The Company expects to incur operating losses over the foreseeable future.

     The Company is continuing its efforts and pursuing options to conserve its cash and improve its future cash flows. The Company is attempting to raise new equity capital and has retained an advisor to assist in this effort. The Company continues its efforts to divest of the CaverMap assets and technology. The Company is attempting to restructure the terms of the $14.4 million of Convertible Notes due October 15, 2003 and has retained an advisor to assist in this effort. The Company is also considering strategic alternatives including a possible sale, reorganization or liquidation.

     The inability to achieve a successful outcome on any of these options will probably put the Company in a position to be unable to fund its operations and debt service obligations in the second quarter of 2002.

     On March 27, 2001, the Company acquired SSGI Prowess Systems Inc. ("SSGI"). SSGI, founded in 1987 by Philip Heintz, PhD, and headquartered in Chico, California, was a privately held company that develops cancer treatment planning software. SSGI is a leader in the field of treatment planning for brachytherapy, a rapidly growing treatment modality for prostate cancer.

     SSGI offers a network for radiation therapy planning that combines affordability with many advanced high technological features. By utilizing a Windows NT software platform, SSGI systems provide radiation oncology sites with advanced expansion capabilities through unmatched planning system flexibility and low cost additional workstation licenses. The Company believes SSGI's market penetration in the field of brachytherapy treatment planning is strong and is an area in which the combined company plans to expand throughout the world. The combined company will also capitalize on the external beam therapy market worldwide by solidifying key distribution partnerships.

     As consideration for the SSGI acquisition, UroMed issued 2,000,000 shares of its common stock to SSGI stockholders and will provide for $500,000 of contingent payments to SSGI stockholders if the combined company achieves certain revenue targets over the next three years. UroMed also discharged certain outstanding indebtedness owed to SSGI stockholders and other related parties through a $500,000 cash payment, the issuance of 114,036 shares of UroMed common stock, and the issuance of a $460,000 promissory note payable which bears interest of 10% per annum and is payable in two installments of $250,000 in 2002 and $210,000 in 2003. The common stock has been registered with the SEC for resale and most of the shares will be subject to limitations on the number of shares that can be sold in any year. The transaction was accounted for under the purchase method during the quarter ended March 31, 2001. The results of operations of SSGI are included with those of the Company from the date of the acquisition.

                         Results of Operations
                 Years Ended December 31, 2001 versus 2000

Revenues

     The Company's product revenues in 2001 increased 20% to $5.2 million as compared to $4.3 million in 2000. 2001 includes revenues of: $1.3 million of combined external beam, brachytherapy and other treatment planning software systems products, $2.2 million of Symmetra I-125 seeds, and $1.7 million of CaverMap. These compare to 2000 revenues of: $2.3 million of CaverMap, $1.1 million of Symmetra I-125 seeds, $0.5 million in fascia kits, and $0.4 million as the result of the termination of an international distribution agreement for the Company's INTROL product line.

     The shift in product revenue mix in 2001 as compared to 2000 reflects the Company's strategic direction and corresponding sales and marketing focus on the radiation therapy-based products. This is reflected by the inception of treatment planning revenues as the result of the March 2001 acquisition of SSGI Prowess Systems, Inc., the doubling of Symmetra I-125 seed revenues in 2001 as compared to 2000, and the shift of focus away from the surgical and incontinence-based products CaverMap, fascia kits and INTROL product lines.

     The Company's $0.9 million of service revenues for 2001 are the result of software support and maintenance services, which relates to the SSGI product line which the Company acquired on March 27, 2001.

Cost of Revenues

     Cost of product revenues for 2001 increased 1% to $4.4 million as compared to $4.2 million for 2000. The direct materials component of cost of product revenues increased $0.4 million, or 18%, in 2001 driven by a corresponding 20% increase in product revenues. Additionally, offsetting this increase was a reduction of $0.4 million in scrapping costs for the Symmetra I-125 seeds due to better management of inventory levels by the Company.

     Cost of service revenues of $0.2 million in 2001 are the result of labor and materials for technical customer support of the Company's treatment planning software systems.

Research and Development

     Research and development expenses in 2001 increased 24% to $1.8 million as compared to $1.5 million for 2000. The major components of the increase are $0.8 million in salaries and related expenses for the physicists and software developers as a result of the SSGI acquisition offset by decreases of $0.5 million in research and development salaries and related, and projects for Symmetra and CaverMap.

Marketing and Sales

     Marketing and sales expenses in 2001 increased 18% to $3.5 million as compared to $3.0 million for 2000. The major components of the increase are the salaries and travel expenses incurred due to the increased number of direct salespeople and field application specialists acquired in connection with the SSGI acquisition.

General and Administrative

     General and administrative expenses in 2001 increased 25% to $2.0 million as compared to $1.6 million for 2000. The major portion of the increase was due to increased salaries, and consulting and professional fees to support the Company's strategic initiatives.

Restructuring

     In March 2001, the Company eliminated four positions in the operations and marketing areas. These eliminations resulted in an accrual for severance payments of $0.1 million, all of which was paid during the quarter ended June 30, 2001. During October and December 2001, the Company terminated 14 employees, resulting in an accrual for severance payments of $0.2 million. Activity in the 2001 restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash      December 31,
                               2000        Expense     Payments        2001
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   93        $    293    $   (366)      $   20
                          =============   ==========  ==========   ============


Goodwill and other Intangibles

     Amortization of goodwill and other intangible assets expense was $1.3 million for 2001. This expense is attributed to the amortization of intangible assets and goodwill from the Company's acquisition of SSGI on March 27, 2001.

Interest Income and Expense

     Interest income decreased by 59% to $0.3 million from $0.8 million for 2001 as compared to 2000. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and cash payments related to the acquisition of SSGI.

     Interest expense remained at $1.0 million which represents interest payments on the Convertible Subordinated Notes and the Note payable to stockholder.

Other Expense

     In August 1997, the Company invested $1,000,000 in the preferred stock of Medworks Corporation of Louisville, KY ("Medworks") as part of a license and supply agreement between the Company and Medworks, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence.

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

     In 2000, Medworks was acquired by Dexterity Surgical, Inc ("Dexterity"), a publicly traded company. As a result, the Company received 190,000 shares of Dexterity common stock with a value of $154,000 to settle its investment in Medworks. The Company recorded a gain of $154,000 against general and administrative expense. The Company reported this investment as an available for sale security under Statement of Financial Accounting Standards 115 "SFAS 115" and recorded changes in future value to accumulated other comprehensive income
(loss). During the fourth quarter of 2001, the Company revalued its investment in the common stock of Dexterity based upon the significant decline in the value of the stock and the extended duration of its decline in value. The Company determined that an "other than temporary" decrease in the value of the Dexterity stock had occurred and thus recorded a loss of $150,000 related to the decline in value.

Extraordinary Gain on Early Retirement of Debt

     During 2000, the Company repurchased some of its Notes at discounted levels. These repurchases resulted in extraordinary gains of $1.2 million. The Company made no related repurchases of Notes during 2001.

                              Results of Operations
                   Years Ended December 31, 2000 versus 1999

Revenues

     The Company's revenues in 2000 increased 63% to $4.3 million as compared to $2.6 million in 1999. The increase was due to the following: a $1.0 million increase in sales of the Symmetra I-125 seeds, which began being commercially sold by the Company late in the third quarter of 1999, and a $0.7 million increase in sales of the CaverMap Surgical Aid . Additionally, in 2000 the Company recorded revenue of $0.4 million in the form of a payment from Johnson & Johnson Medical K.K. in connection with the termination of the agreement between the Company and Johnson & Johnson Medical K.K. for distribution rights to the INTROL product in Japan.

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

Research and Development

     Research and development expenses in 2000 decreased 31% to $1.5 million as compared to $2.1 million for 1999. The decrease in 2000 was the result of the following: a $0.2 million decrease in Assurance Medical related expenses due to the April 1999 disposal of this group into a separate corporation; a $0.2 million reduction in 2000 in Symmetra production development expenses; and a $0.1 million decrease in development-related and clinical study-related expenses for the CaverMap Surgical Aid.

     The Assurance Medical operations were part of UroMed through April 15, 1999. On April 15, 1999, the Company completed the disposal of this technology into a new, private company, Assurance Medical, Inc. As a result of this transaction, the Company no longer had to fund the development of this technology and therefore had savings of approximately $2.3 million in operating expenses for 1999 as compared to 1998. The transaction did not have a material impact on UroMed's financial position or results of operations. The Company's initial equity investment of $0.1 million had been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999 and 2000.

Marketing and Sales

     Marketing and sales expenses in 2000 increased 42% to $3.0 million as compared to $2.1 million for 1999. The increase in 2000 as compared to 1999 was due to a $0.7 million increase in Symmetra marketing expenses for marketing programs and trade shows, and a $0.3 million increase in selling expenses, primarily salary and travel expenses.

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

Interest Income and Interest Expense

     Interest income decreased by 26% to $0.8 million from $1.2 million for 2000 as compared to 1999. The decrease was attributable to the reduced size of the Company's investment portfolio, caused by the need to fund the Company's operations and to repurchase Convertible Subordinated Notes Payable (the "Notes")(see Note 10 to the Financial Statements).

     Interest expense decreased 35% to $1.0 million from $1.5 million for 2000 as compared to 1999 as a result of the reduction in outstanding Notes due to the repurchases during 2000 and 1999.

Extraordinary Gain on Early Retirement of Debt

     During 2000 and 1999, the Company repurchased some of its Notes for the applicable periods as follows (in thousands):

---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Years ended:
-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 2000           $3,000                $1,679           $1,259

-------------------- ----------------------- ---------------- ------------------
-------------------- ----------------------- ---------------- ------------------
December 31, 1999           $7,363               $ 4,179          $ 3,021

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

                         Liquidity and Capital Resources

     At December 31, 2001, the Company had cash, cash equivalents and marketable securities totaling $2.9 million, a decrease of $7.3 million, or 72%, from $10.2 million at December 31, 2000. At December 31, 2001, the Company's funds were invested in U.S. government obligations, corporate debt obligations, money market funds and specific equity securities.

     Net cash used in operating activities of $5.9 million for the year ended December 31, 2001 was primarily a result of the $8.1 million net loss which included non-cash charges of $1.6 million for depreciation and amortization expense and $0.2 million due to a realized loss on investment and decreases of $0.6 million in accounts payable and accrued expenses , partially offset by an increase in deferred revenue of $0.3 million, an increase in prepaid expenses and other assets of $0.3 million and an increase in accounts receivable of $0.3 million.

     Net cash provided by investing activities was $0.9 million for the year ended December 31, 2001, primarily as a result of $1.8 million from the net proceeds of sales of investments offset by $1.0 million for the acquisition of SSGI.

     Net cash used in financing activities was $0.5 million for the year ended December 31, 2001, primarily as a result of the $0.5 million of cash used to pay down a line of credit related to the acquisition of SSGI.

     In October 1996, the Company completed the sale of $69.0 million of its 6% Convertible Subordinated Notes due October 15, 2003 (the "Notes"). During 2000 and 1999 the Company repurchased approximately $10.4 million in aggregate principal amounts of its Notes. Through December 2001, the Company repurchased a total of $54.6 million in aggregate principal amount of its Notes resulting in an outstanding principal balance of the Notes at December 31, 2001 of $14.4 million. The remaining balance of the Notes are due October 2003.

     The Board of Directors of the Company authorized a common stock repurchase program in 1999 (the "Repurchase Program"). The Company is authorized to repurchase up to one million shares of the outstanding common stock, from time to time, subject to prevailing market conditions. Purchases pursuant to the Repurchase Program may be made on the open market or in privately negotiated transactions. On December 27, 2001, the Company repurchased 79,578 shares from an officer of the Company at a cost of $100. As part of the repurchase, the Company recorded additional paid-in-capital of $32,527 for the difference between fair value and purchase price. This repurchase increased the cumulative shares purchased under this program through 2001 to 319,628 shares at an aggregate cost of $605,000. The Company does not presently plan on purchasing any additional outstanding shares.

     It is unlikely that the Company will generate sufficient cash flow to pay the interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003. The outstanding Note principal at December 31, 2001 is $14.4 million, and the next interest payment of $0.4 million is due April 15, 2002. Due to likelihood of an event of default under the Convertible Notes during Fiscal 2002, the Company has classified the Notes as a current liability in its Financial Statements at December 31, 2002. The Company expects to incur operating losses over the foreseeable future.

     The Company is continuing its efforts and pursuing options to conserve its cash and improve its future cash flows. The Company is attempting to raise new equity capital and has retained an advisor to assist in this effort. The Company continues its efforts to divest of the CaverMap assets and technology. The Company is attempting to restructure the terms of the $14.4 million of Convertible Notes due October 15, 2003 and has retained an advisor to assist in this effort. The Company is also considering strategic alternatives including a possible sale, reorganization or liquidation.

     The inability to achieve a successful outcome on any of these options will probably put the Company in a position to be unable to fund its operations and debt service obligations in the second quarter of 2002.

     The Company has incurred losses before extraordinary items of $8.1 million $6.3 million and $5.5 million in the years ended December 31, 2001, 2000 and
1999, respectively, and anticipates that it will incur a net loss for the year ending December 31, 2002. The Company also has incurred negative cash flows from operations of $5.9 million, $6.2 million and $7.2 million for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company had a stockholders' deficit, particularly reflecting its long-term debt outstanding of $14.4 million which is due on October 15, 2003, and did not have any additional available credit facilities. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license fees froms its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. On March 27, 2001, the Company completed the acquisition of SSGI Prowess Systems, Inc. ("SSGI") (see Note 3 to the financial statements). For the year ended December 31, 2000, SSGI incurred a net loss of approximately $1.1 million.

     As consideration for the SSGI acquisition, the Company issued a $460,000 promissory note payable to the SSGI shareholders, which bears interest at 10% per annum and is payable in two installments of $250,000 payable on March 27, 2002 and $210,000 payable on March 27, 2003. Accrued interest on the entire outstanding balance is payable at each principle payment date. On March 27, 2002, the Company and the SSGI stockholders amended the promissory note agreement to reflect a change in the first installment payment date from March 27, 2002 to April 29, 2002.

     During the year ended December 31, 2001, the Company took actions to reduce significantly its operating costs by reducing its existing workforce. Notwithstanding these efforts, the Company has continued to incur substantial losses. As a result, the Company does not expect to have adequate liquid resources to pay the interest payment due on the Notes on April 15, 2002 and the payment due on the SSGI shareholder Note on April 27, 2002.

The following represents contractual commitments associated with long-term debt, capital lease obligations, operating lease obligations and restructuring.

                                        Payments due by period
                                             (in thousands)
                                     Within
                                    1 Year    2-3 Years   4-5 Years
                                   --------   --------     -------
Convertible Subordinated
notes and note payable
to stockholder(a)                  $  250     $ 14,603       $ -
Interest on debt                      891          689         -
Capital lease obligation               12         -            -
Operating lease                        98         -            -
Restructuring                          20         -            -
                                   --------    --------    -------
Total                              $1,271      $15,292         -
                                   --------    --------    -------

(a) Due to likelihood of an event of default under the Convertible Subordinated Notes during Fiscal 2002, the Company has classified the Notes as a current liability in its Financial Statements at December 31, 2001. The table represents contractual terms under this Note.

                        Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 became effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The application of the provisions of SFAS 142, including the cessation of amortization of goodwill will result in goodwill of approximately $4.9 million at December 31, 2001 being subject to the transitional impairment test and thereafter to an annual impairment test, unless interim indicators indicate a need for an interim test, and a resulting reduction of goodwill amortization expense of approximately $1.2 million in fiscal 2002, 2003 and 2004, $1.1 million in fiscal 2005 and $0.2 million in fiscal 2006. We are currently evaluating this impairment test and, until completed, it is possible that there may be an impairment of goodwill. Any impairment of goodwill arising under this transaction testing will be recorded as a cumulative change in accounting principle within the statement of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, as of January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

                          Critical Accounting Policies

The Company believes the following represent its critical accounting policies

Revenue Recognition

     We derive our revenue from primarily three sources: (i) software license sales, (ii) services and support revenue which includes software license maintenance, training and consulting and (iii) medical device products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could have resulted in the amount and timing of our revenue for any period if our management had made different judgments or utilized different estimates.

     We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software licenses. For medical device product sales, we apply the provisions of Staff Accounting Bulletin 101, "Revenue Recognition."

     We recognize revenue from the sale of software licenses and medical device products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier and, in the case of software license sales, when access keys are delivered electronically. If the sale of the software license requires installation at the customer site, we recognize revenue only when the product is fully installed and written customer acceptance has been received.

     At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

     For all sales, we require evidence of the arrangement with the customer, which could include a purchase order number, a signed purchase order from the customer or a customer-signed quotation.

     For arrangements involving multiple obligations, typically software licenses with undelivered maintenance and support, we allocate revenue to each component of the arrangement using the residual method based on the fair value of the undelivered elements, which is specific to UroMed. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals by the Company to other customers or upon renewal rates quoted in contracts provided by the Company to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of the services to other customers.

     We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering the transaction, we assess whether or not the arrangement requires us to perform significant services either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we would recognize the entire fee using the percentage of completion method. To date, the Company has not entered into any contracts requiring percentage of completion accounting.

Valuation of long-lived and intangible assets and goodwill

     We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - Significant decrease in the market price of a long-lived asset;
     - Significant underperformance relative to historical or projected future operating results;
     - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     - Significant change in legal factors or business climate; and
     - Significant negative industry or economic trends.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the need for an impairment based on the undiscounted future cash flows from the asset as compared to its carrying value. If the undiscounted future cash flows are less than the carrying value of the asset, an impairment charge will be recorded based upon a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $6.4 million as of December 31, 2001.

     As of January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, we will cease to amortize approximately $4.9 million of goodwill, which includes $0.5 million of the identified intangible asset related to workforce acquired. We had recorded approximately $0.9 million of amortization on these amounts during 2001 and would have recorded approximately $1.2 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill within the first six months of 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

     We are currently evaluating this impairment test and, until completed, it is possible that there may be an impairment of goodwill. Any impairment of goodwill arising under this transition testing will be recorded as a cumulative change in accounting principle within the statement of operations.

Inventories

     We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and we value inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Our estimates of future demand may prove to be inaccurate. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we try to accurately forecast future demand for our products, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Allowance for Uncollectible Accounts Receivable

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of our receivables are due from health care service providers located throughout the United States, Europe and Asia. A significant portion of products sold to health care service providers are ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs could have an adverse impact on the service provider's liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer.

     We assess collection based on a number of factors, including previous transactions with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

     Due to the short-term duration, the fair value of the Company's cash and investment portfolio at December 31, 2001 approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

Item 8.  Financial Statements and Supplementary Data

Index to the Financial Statements:


                                                                       Page

                                                                      ------
     Report of Independent Accountants .................................33

     Balance Sheets at December 31, 2001 and 2000 ......................34

     Statements of Operations for each of the three years
       in the period ended December 31, 2001 ...........................35

     Statements of Stockholders' Deficit for each of the
       three years in the period ended December 31, 2001 ...............36

     Statements of Cash Flows for each of the three years
       in the period ended December 31, 2001 ............... ...........37

     Notes to the Financial Statements .................................38-52



     Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves .............53


     All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or footnotes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of UroMed Corporation:

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UroMed Corporation (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 20, 2002, except for Note 17, as to which the date is March 27, 2002

Balance Sheet


December 31,                                               2001         2000
--------------------------------------------------------------------------------
(in thousands)
  Assets

  Current assets:

     Cash and cash equivalents                          $     493    $   5,974
     Short-term investments                                 2,422        4,259
     Accounts receivable, net of allowance for
      uncollectible accounts of $202 and $134,
       respectively                                           913          654
     Inventories                                              853          684
     Prepaid expenses and other current assets                417          491
                                                          ----------------------
       Total current assets                                 5,098       12,062

  Fixed assets, net                                           244           54
  Goodwill and other intangible assets, net                 6,410           --
  Other assets                                              1,174        1,552
                                                          ----------------------
  Total assets                                          $  12,926    $  13,668
                                                          ======================
  Liabilities and Stockholders' Deficit

  Current liabilities:

     Capital lease obligations                          $      12    $      --
     Convertible subordinated notes                        14,393           --
     Note payable to stockholder - current portion            250           --
     Accounts payable                                         699          267
     Accrued expenses                                       1,218          989
     Deferred revenue                                       1,187           --
                                                          ----------------------
       Total current liabilities                           17,759        1,256

  Convertible Subordinated notes                               --       14,393
  Note payable to stockholder - long-term portion             210           --
                                                          ----------------------
        Total liabilities                                  17,969       15,649
                                                          ----------------------
  Commitments (Note 16)

  Stockholders' deficit:
     Preferred stock, $.01 par value; 500 shares
       authorized; none issued                                --          --
     Common stock, no par value; 10,000 shares
       authorized; 7,574 and 5,440 shares issued,
       7,254 and 5,200 shares outstanding at
       December 31, 2001 and 2000, respectively            112,930     108,138
     Accumulated other comprehensive income (loss)              12        (103)
     Deferred stock compensation                              (139)       (298)
     Accumulated deficit                                  (117,240)   (109,145)
     Common stock held in treasury, 320 and
       240 shares at December 31, 2001 and 2000,
       respectively, at cost                                  (606)       (573)
                                                          ----------------------
        Total stockholders' deficit                       (  5,043)   (  1,981)
                                                         -----------------------
  Total liabilities and stockholders' deficit           $   12,926    $ 13,668
                                                        ========================

The accompanying notes are an integral part of these financial statements.


Statement of Operations

Year Ended December 31,                          2001       2000        1999
--------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues
  Product                                    $  5,176      $4,307    $  2,645
  Services                                        922         --          --
                                             --------------------------------
     Total revenues                             6,098       4,307       2,645
                                             --------------------------------
Costs and expenses:
   Cost of product revenues                     4,291       4,227       2,499
   Cost of services revenues                      170         --          --
   Research and development                     1,823       1,476       2,137
   Marketing and sales                          3,545       3,008       2,119
   General and administrative                   1,978       1,555       1,767
   Restructuring                                  293         171       (  80)
   Amortization of goodwill and
   other intangible assets                      1,284         --          --
                                             --------------------------------
     Total costs and expenses                  13,384      10,437       8,442
                                             --------------------------------
Loss from operations                           (7,286)     (6,130)     (5,797)

Gain on sale of assets                            --          --          672
Interest income                                   345         847       1,151
Interest expense                               (1,004)     (  993)     (1,527)
Other expense                                  (  150)        --          --
                                             --------------------------------
Loss before extraordinary gain on early
retirement of debt                             ( 8,095)   ( 6,276)     (5,501)

Extraordinary gain on early retirement
of debt                                           --        1,259       3,021
                                             --------------------------------
Net loss                                       ( 8,095)    (5,017)     (2,480)

Other comprehensive loss:
   Unrealized gain (loss) on investments
     available-for-sale                            115     (   58)     (   45)
                                             ---------------------------------
Total comprehensive loss                      $ (7,980)   $(5,075)    $(2,525)
                                             =================================
Basic and diluted net loss per share:

      Loss before extraordinary gain on
      early retirement of debt                $  (1.18)   $ (1.21)    $ (1.06)

      Extraordinary gain on early retirement
      of debt                                      --        0.24        0.58
                                             ----------------------------------
      Net loss                                $  (1.18)    ($0.97)    $ (0.48)
                                             ==================================
Basic and diluted weighted average common
shares outstanding                               6,830      5,173       5,179
                                             ==================================

The accompanying notes are an integral part of these financial statements.


Statement of Stockholders' Deficit


                      For the Three Years in the Period Ended December 31, 2001
                                           (in thousands)

                               Common Stock      Accumulated
                             -----------------      Other      Deferred            Common
                              Number            Comprehensive   Stock    Accum-  Stock Held
                                 of    Carrying     Income      Compen-   ulated      In
                              Shares    Value      (Loss)       sation   Deficit  Treasury     Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1998     5,367   107,733       --          --     (101,648)   (511)       5,574
   Repurchase of common stock    --        --        --          --         --       (62)         (62)
   Issuance of common stock
    upon exercise of stock
    options                        7         4       --          --         --        --            4
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (45)         --         --        --          (45)
   Net loss                      --        --        --          --       (2,480)     --       (2,480)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     5,374   107,737      (45)         --     (104,128)   (573)       2,991
   Issuance of common stock
    upon exercise of stock
    options                       66        98       --          --         --        --           98
   Deferred compensation related
     to employee stock
     options granted             --        303       --        (303)        --        --           --
   Amortization of deferred
     compensation                --        --        --           5         --        --            5
   Net unrealized loss on
    investments available-
    for-sale                     --        --       (58)         --         --        --          (58)
   Net loss                      --        --        --          --       (5,017)     --       (5,017)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     5,440    108,138     (103)       (298)   (109,145)   (573)      (1,981)
   Issuance of common stock
    upon exercise of stock
    options                       20         17       --          --          --      --           17
   Issuance of common stock
    for SSGI acquisition       2,114      4,691       --          --          --      --        4,691
   Issuance of common stock
    options to settle payable
    in lieu of cash payment      --          70       --          --          --      --           70
   Repurchase of common stock
    from officer below
    fair value                   --          33       --          --          --     (33)          --
   Deferred compensation
     adjustment for former
      employee                    --         (19)      --          19          --      --           --
   Amortization of deferred
     compensation                --          --       --         140          --      --          140
   Net unrealized gain on
    investments available-
    for-sale                     --          --       115         --          --      --          115
   Net loss                      --          --       --          --      (8,095)     --       (8,095)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2001     7,574   $112,930       $12       $(139)  $(117,240)  $(606)    $(5,043)
========================================================================================================

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows


Year Ended December 31,                          2001        2000        1999
--------------------------------------------------------------------------------
(in thousands)
Increase (Decrease) in Cash and Cash
 Equivalents

Cash flows from operating activities:
   Net income (loss)                          $(8,095)     $ (5,017)   $ (2,480)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
     Depreciation and amortization              1,611           371       1,247
     Provision for uncollectible accounts          87           104          27
     Gain on equity securities received
      in settlement                                --          (154)         --
     Gain on sale of assets                        --            --      (  672)
     Stock compensation expense                   140            5          --
     Realized other than temporary loss
      on equity investment                        150            --         --
     Extraordinary gain on early retirement
      of debt                                      --        (1,259)     (3,021)
     Increases (decreases) resulting from
      changes in assets and liabilities,
      excluding effects of SSGI acquisition:
        Accounts receivable                       239          (173)       (388)
        Inventories                               (51)          157        (419)
        Prepaid expenses and other assets         313          ( 16)        332
         Accounts payable and accrued expenses   (560)         (236)     (1,784)
        Deferred Revenue                          271           --          --
                                              ----------------------------------
         Net cash used in operating
          activities                           (5,895)      ( 6,218)    ( 7,158)
                                              ----------------------------------
Cash flows from investing activities:
   Sales/maturities of marketable
     securities                                 1,802        10,214         282
   Acquisition of SSGI, net of cash acquired
    of $3                                        (972)           --          --
   Purchases of fixed assets                      (64)        (  31)       (  7)
   Disposal of fixed assets                        --            --          46
   Net proceeds from sales of fixed assets         --            --       3,317
   (Increase) decrease in other assets            125           105       ( 304)
                                              ----------------------------------
         Net cash provided by investing
          activities                              891        10,288       3,334
                                              ----------------------------------
Cash flows from financing activities:
   Repurchase of convertible subordinated
    notes, including transaction costs             --       ( 1,679)    ( 4,209)
   Payments on capital leases                     (20)          --           --
   Net repayment of line of credit               (474)          --           --
   Repurchase of common stock                      --           --         ( 62)
   Proceeds from issuance of common stock,
    net of issuance costs                          17           98            4
                                             -----------------------------------
         Net cash used in financing
          activities                            (477)        ( 1,581)   ( 4,267)
                                             -----------------------------------
Net (decrease) increase in cash and cash
 equivalents                                   (5,481)       2,489      ( 8,091)
Cash and cash equivalents, beginning of year    5,974        3,485       11,576
                                             -----------------------------------
Cash and cash equivalents, end of year        $   493     $  5,974     $  3,485
                                             ===================================
Supplemental disclosure of cash flow
information:

   Interest paid                              $   864        $ 940      $ 1,469
Non-cash financing and investing activities:
   Common stock issued to acquire SSGI        $ 4,691          --           --
   Promissory note issued in conjunction
     with acquisition of SSGI                 $   460          --           --
   Deferred compensation expense related
     to common stock issuance                 $   140        $  5           --



    The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1 : Nature of Business and Basis of Presentation

     UroMed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), a Massachusetts corporation, was incorporated in October 1990 and markets a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery. The Company also continues to dedicate resources to the development and/or acquisition of product lines that fit into its strategic platform.

     The Company has incurred losses before extraordinary items of $8,095,000, $6,276,000 and $5,501,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and anticipates that it will incur a net loss for the year ended December 31, 2002. The Company also has incurred negative cash flows from operations of $5,895,000, $6,218,000 and $7,158,000 for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company had a stockholders' deficit, debt outstanding of $14,865,000, and did not have any additional available credit facilities. It is unlikely that the Company will generate sufficient cash flow to pay the interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003. It is unlikely that the Company will generate sufficient cash flow to pay the interest and principal on its 6% Convertible Subordinated Notes due October 15, 2003. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. The Company expects to incur operating losses over the foreseeable future. The Company is continuing its efforts and pursuing options to conserve its cash and improve its future cash flows. The Company is attempting to raise new equity capital and has retained an advisor to assist in this effort. The Company continues its efforts to divest of the CaverMap assets and technology. The Company is attempting to restructure the terms of the $14.4 million of Convertible Notes due October 15, 2003 and has retained an advisor to assist in this effort. The Company is also considering strategic alternatives including a possible sale, reorganization or liquidation. The inability to achieve a successful outcome on any of these options will likely put the Company in a position to be unable to fund its operations and debt service obligations in the second quarter of 2002. During the years ended December 31, 2000 and 2001, the Company took actions to reduce significantly its operating costs by reducing its existing workforce and by exiting certain distributor relationships and products not considered strategic.

2 : Summary of Significant Accounting Policies

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operations of the Company are subject to certain risks and uncertainties including, but not limited to, uncertainties related to clinical trials, regulatory approvals, technological uncertainty, uncertainty of future profitability and access to capital, dependence on collaborative relationships and key personnel.

Cash Equivalents and Marketable Securities

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 2001 and 2000, all of the Company's investments are classified as available-for-sale and are reported in the balance sheet at fair value. Any unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income in stockholders' equity (deficit). Upon the sale of securities, realized gains and losses are reported in the statement of operations using the specific identification method.

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

Revenue Recognition

     Revenue from product sales is recorded upon shipment of product to the customer provided persuasive evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The Company accrues anticipated product warranty costs at that time. Revenue from the acquired SSGI business is primarily from two sources: (i) software license revenue and (ii) services revenue, derived primarily from providing support, maintenance and consulting services to customers. Revenue from software licenses is recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties regarding customer acceptance exist, fees are fixed or determinable and collection of the related receivable is probable. Revenue from support and maintenance services is recognized ratably over the contractual period. Payments for support and maintenance fees are generally made in advance and are nonrefundable. Revenue from consulting services is recognized as the related services are performed.

Major Customers

     During the year ended December 31, 2001, one US customer accounted for 7% of total revenues. During the year ended December 31, 2000, the Company entered into a termination agreement with Johnson & Johnson Medical K.K. regarding the rights to distribute the INTROL product in Japan. This termination agreement resulted in a payment of $0.4 million to the Company, which was recognized as revenue during the year ended December 31, 2000.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. The Company revalues inventory for excess, obsolete or damaged inventory based on decreases in customer demand, changes in technology or due to other economic factors.

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

Financing Costs

     Deferred financing costs, which are included in other assets, are being amortized to interest expense over the seven-year life of the Company's Convertible Subordinated Notes due October 15, 2003 using the straight-line method, which approximates the interest method. Unamortized costs at December 31, 2001 and 2000 are $147,000 and $228,000, respectively. During the years ended December 31, 2000 and 1999, $62,000 and $163,000, respectively, of deferred financing costs were written-off in connection with the early retirement of debt (see Note 10).

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

Net Loss Per Share

     Net loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net loss by the weighted average shares of outstanding common stock. For purposes of computing diluted earnings per share, the denominator includes both the weighted average shares of outstanding common stock and potential dilutive common stock shares.

     For each of the periods presented, basic and diluted net loss per share are the same due to the antidilutive effect of potential common stock shares. Antidilutive potential common stock excluded from the 2001, 2000 and 1999 computations included 637,990 491,943 and 312,975 common shares, respectively, issuable upon the exercise of outstanding common stock options, and 216,729, 216,729 and 261,903 common shares, respectively, issuable upon the conversion of the Company's Notes (see Note 10).

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

Goodwill and intangible assets consist of the following:

        December 31,                    2001
-------------------------------------------------
   (in thousands)

   Developed technology               $  557
   Customer relationships                733
   Assembled workforce                   600
   Non-compete covenants                 541
   Goodwill                            5,263
                                      ------
                                       7,694
   Less--accumulated amortization     (1,284)
                                      ------
                                      $6,410
                                      ======

Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") and follows the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes (see Note 13). Stock based awards to nonemployees are accounted for under the provisions of SFAS 123.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of two components, net loss and other comprehensive income (loss). For the years ended December 31, 2001, 2000 and 1999, the only item qualifying as other comprehensive income (loss) was unrealized gains and losses on investments.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on net loss or total assets for those years.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The application of the provisions of SFAS 142, including the cessation of amortization of goodwill will result in goodwill, which includes a reclassification of assembled workforce to goodwill, of approximately $4.9 million at December 31, 2001 being subject to the transitional impairment test and there after to an annual impairment test, unless interim indicators indicate a need for an interim test, and a resulting reduction of goodwill amortization expense of approximately $1.2 million in fiscal 2002, 2003 and 2004, $1.1 million in fiscal 2005 and $0.2 million in fiscal 2006. We are currently evaluating this impairment test and, until completed, it is possible that there may be an impairment of goodwill. Any impairment of goodwill arising under this transition testing will be recorded as a cumulative change in accounting principle within the statement of operations.

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

3 : Acquisition

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

     The business combination was accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition, based on management's estimates and analyses performed. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price, which includes amounts paid to discharge SSGI indebtedness, was allocated as follows (in thousands):

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
                                             ---------
                                               $6,126
                                             =========


     The following table summarizes the unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 as if the acquisition of SSGI had been completed at the beginning of each period presented. The unaudited pro forma data gives effect to the actual operating results prior to the acquisition, including adjustments primarily to reflect amortization of goodwill and other intangible assets acquired. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on January 1, 2000 or that may be obtained in the future.

                                                   Year Ended December 31,
                                                    2001            2000
                                                ----------      ----------
                                          (In thousands, except per share data)

Revenue                                             $6,804         $8,078

Loss before extraordinary item                      (8,720)        (9,164)
Loss per share before
 extraordinary item:
   Basic and Diluted                                 (.97)         (1.26)

Net loss                                            (8,720)        (7,905)
Net loss per share:
   Basic and Diluted                                 (0.97)         (1.09)

4 : Marketable Securities

Following is a summary of available-for-sale investments:


                                   Amortized     Unrealized
                                     cost      Gains (Losses)   Fair value
--------------------------------------------------------------------------------
(in thousands)
December 31, 2001:

Marketable securities:
  U.S. Government obligations       $    857      $   4         $    861
  Corporate debt obligations           1,550          8            1,558
  Equity instruments                       3          -                3
                                   --------------------------------------------
                                    $  2,410      $  12         $  2,422
                                   ============================================
December 31, 2000:

Marketable securities:
  U.S. Government obligations       $    800      $  10         $    810
  Corporate debt obligations           3,408         14            3,422
  Equity instruments                     154       (127)              27
                                   --------------------------------------------
                                    $  4,362      $(103)        $  4,259
                                   ============================================


     At December 31, 2001, the fair value of marketable debt securities having contractual maturities of one year or less totaled $ 2,116,000 and the fair value of short-term investments with contractual maturities greater than one year but less than two years totaled, $303,000. The proceeds from sales of marketable debt securities, excluding maturities, amounted to approximately $ 0, $1,895,000, and $26,432,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Gross realized gains and losses on these sales were not significant.

5 : Inventories

The components of inventory are as follows:



                December 31,                      2001    2000
                ----------------------------------------------
                (in thousands)
                Raw materials                    $188     $195
                Work in process                   111      185
                Finished goods                    554      304
                -----------------------------------------------
                Total inventory                  $853     $684
                ===============================================

                                       43

6 : Fixed Assets

Fixed assets consist of the following:


                                Useful Life      December 31,
                                   in Years    2001       2000
- - - ---------------------------------------------------------------
(in thousands)
Machinery and equipment               3-4     $  287     $  276
Computer and office equipment         3-4      1,491      1,259
Leasehold improvements               Varies        7          7
                                             ------------------
                                               1,785      1,542
Less - Accumulated depreciation
 and amortization                              1,541      1,488
                                             ------------------
                                              $  244     $   54
                                             ==================

     Depreciation and amortization expense for the years ended December 2001, 2000 and 1999 was $53,000, $120,000 and $1,111,000,respectively.

7 : Investment in Medworks Corporation, Dexterity Surgical, Inc. and in
    Assurance Medical, Inc.

     In August 1997, the Company invested $1,000,000 in the preferred stock of Medworks Corporation of Louisville, KY ("Medworks") as part of a license and supply agreement between the Company and Medworks, enabling the Company to market, sell and distribute Medworks' surgical technology to correct female urinary stress incontinence.

     In December 1998, the license and supply agreement between the Company and Medworks was terminated. In connection with the termination, the Company evaluated the $1,000,000 carrying value of its Medworks investment and concluded that an "other than temporary" decrease in the value of its investment had occurred. Accordingly, the Company wrote-off the carrying value of the investment during the year ended December 31, 1998.

     In 2000, Medworks was acquired by Dexterity Surgical, Inc ("Dexterity"), a publicly traded company. As a result, the Company received 190,000 shares of Dexterity common stock with a value of $154,000 to settle its investment in Medworks. The Company recorded a gain of $154,000. The Company reported this investment as an available- for-sale security under SFAS 115 and recorded changes in future value to accumulated other comprehensive income (loss). During the fourth quarter of 2001, the Company revalued its investment in the common stock of Dexterity based upon the significant decline in the value of the stock and the extended duration of its decline in value. The Company determined that an "other than temporary" decrease in the value of the Dexterity stock had occurred and thus recorded a loss of $150,000 related to the decline in value.

     On April 15, 1999, the Company completed the disposal of its breast cancer technology into a new, private company, Assurance Medical, Inc. ("Assurance"). In conjunction with this disposal, Assurance received $8.0 million in equity financing from two healthcare venture capital firms and the Company contributed its breast cancer screening technology to Assurance in exchange for an approximate one-third equity position. The Company's initial equity investment of $0.1 million has been reduced to $0 as a result of the losses incurred by Assurance Medical, Inc. in 1999. During 2001, Assurance ceased operation (Note
17).

8 : Accrued Expenses

Accrued expenses consist of the following:


December 31,                        2001         2000
- - - -----------------------------------------------------
(in thousands)

Professional fees                 $   99       $  282
Interest                             215          180
Employee-related                     522          300
Restructuring                         20           93
Other                                362          134
                                ---------------------
                                  $1,218         $989
                                =====================

9 : Restructuring

     In March 1999, the Company entered into a lease termination agreement in respect to a facility that it committed to abandoning during the fourth quarter of 1998. Based upon the terms of this agreement, the Company's costs of exiting this facility were $80,000 less than the Company's original estimates that were included within the 1998 restructuring. As a result, the Company reversed $80,000 of the restructuring liability during the three months ended March 31, 1999. All remaining restructuring accruals at December 31, 1998 were paid in cash during 1999.

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

     During October and December 2001, the Company in an effort to conserve cash flow, terminated 14 employees, committing to pay severance benefits of $221,000. The terminated employees were comprised of 5 from administration, 5 from customer service, sales and marketing, and 4 from clinical, quality and development. Of these employees, three were terminated and their severance benefits were paid out in January 2002, which completed the restructuring plan. Activity in the 2001 restructuring liability was as follows (in thousands):

                            Balance at                              Balance at
                           December 31,                  Cash      December 31,
                               2000        Expense     Payments        2001
                          -------------   ----------  -----------  ------------
Employee termination
 benefits                   $   93        $    293    $   (366)      $   20
                          =============   ==========  ==========   ============


10 : Debt

Convertible Subordinated Notes

     In October 1996, the Company completed the sale of $69,000,000 of its Convertible Subordinated Notes Payable (the "Notes"). The Notes are convertible at any time into shares of common stock of the Company at a conversion price of $66.41 per share, subject to adjustment under certain circumstances. The Notes are due on October 15, 2003. Interest on the Notes accrue at 6% and is payable each April 15 and October 15 unless previously converted or repurchased. The Notes are redeemable at the option of the Company on or after October 15, 1999, at specified redemption prices, ranging from 100.857% to 103.429% of the face amount per Note plus accrued and unpaid interest to the date of redemption. The Notes are unsecured obligations of the Company and are subordinated to all other Senior Debt (as defined) of the Company. Due to the likelihood of an event of default under the Notes during the fiscal 2002, the Company has classified the Notes as a current liability at December 31, 2001.

     During 2000, 1999 and 1998, the Company repurchased certain of the Notes as follows (in thousands):
---------------------------------------------------- ---------------------------
                       Aggregate Principal    Cost of Notes    Extraordinary
                          Repurchased          Repurchased        Gain
Year ended:
-------------------- ----------------------- ---------------- ------------------
December 31, 2000            $3,000              $1,679          $1,259

-------------------- ----------------------- ---------------- ------------------
December 31, 1999            $7,363              $4,179          $3,021

-------------------- ----------------------- ---------------- ------------------
December 31, 1998           $44,244             $19,321         $23,273

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

Bank Line of Credit

     As part of the acquisition of SSGI (Note 3), the Company assumed a line of credit with a bank. This line of credit provided a borrowing capacity of $500,000 and had a maturity date of December 10, 2001. This line required an annual commitment fee of $2,500 and bore interest at the bank's base rate plus 5.5%. During April 2001, the Company paid-down the outstanding balance and terminated the line of credit agreement.

Note Payable to Stockholder

     As consideration for the SSGI acquisition, the Company issued a $460,000 promissory note payable to the SSGI shareholders, which bears interest at 10% per annum and is payable in two installments of $250,000 payable on March 27, 2002 and $210,000 payable on March 27, 2003. Accrued interest on the entire outstanding balance is payable at each principle payment date. At December 31, 2001, accrued interest on the note was $35,000 and is included in accrued expense (Note 17).

11 : Gain on Sale of Assets

     On July 21, 1999, the Company entered into an agreement to sell global rights to its Impress Softpatch technology and assets to Procter & Gamble. Under the agreement, the Company received $3.3 million in cash at closing and was to receive an additional $150,000 in cash payments each year for a four-year period commencing on July 21, 2000. At December 31, 2001, $279,000 remained outstanding and included in Other Assets, of which $150,000 is due in 2002 and the remainder in 2003. In addition and under certain conditions, the Company may receive additional cash consideration in the future in the form of royalty payments. As a result of the transaction, the Company reported a gain of $672,000 in 1999.

12 : Stockholders' Deficit

Preferred Stock

     The Company has authorized 500,000 shares of $.01 par value preferred stock, none of which have been issued at December 31, 2001. Preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may determine. Upon issuance, the preferred stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely affect the holders of the common stock.

Common Stock

     At December 31, 2001, the Company has reserved 637,990 shares of common stock for issuance pursuant to exercise of common stock options granted under the Stock Option Plan, and 216,729 shares for issuance upon conversion of the Notes.

Treasury Stock

     The Board of Directors of the Company authorized a common stock repurchase program on June 17, 1998 (the "Repurchase Program") whereby the Company is authorized to repurchase up to one million common shares, from time to time, subject to prevailing market conditions. On December 27, 2001, the Company repurchased 79,578 shares from an officer of the Company at a cost of $100. As part of the repurchase, the Company recorded additional paid-in-capital of $32,527 for the difference between fair value and purchase price. This repurchase increased the cumulative shares purchased under this program through 2001 to 319,628 shares at an aggregate cost of $605,000.

Shareholder Rights Plan

     In June 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's outstanding common stock.

13 : Employee Benefit Plans

Stock Option Plan

     On June 7, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") which provides for the granting of either incentive stock options or non-statutory stock options to employees, officers, directors and consultants of the Company. The Plan, as amended, allows for a maximum of 1,230,000 shares of common stock to be issued.

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

Option activity for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:


 Years Ended December 31,
                        2001                  2000                   1999
--------------------------------------------------------------------------------
                           Weighted               Weighted              Weighted
                            average                average               average
                           exercise               exercise              exercise
                  Shares     price      Shares      price       Shares    price
--------------------------------------------------------------------------------
Outstanding at
 beginning of
 period          491,943    $  1.99    312,975    $  2.74      371,158    $ 5.31
   Granted at
    fair value   216,850    $  2.08     25,750    $  2.20      139,989    $ 1.24
   Granted below
    fair value    46,667    $  0.01    235,000    $  1.10          --        --
   Cancelled     (98,079)   $  2.06    (15,550)   $  5.60    (191,868)    $ 7.70
   Exercised     (19,391)   $  0.86    (66,232)   $  1.49     ( 6,304)    $ 0.38
                ---------             ---------              ---------
Outstanding at
 end of period   637,990    $  2.19    491,943    $  1.99      312,975    $ 2.74
                =========             =========              ==========
Options
 exercisable
 at end of
 period          294,435    $  2.49    101,985    $  5.05      83,069     $ 6.72
                =========             =========              ==========
Weighted average
 fair value of
 options granted
 during the period
 at fair value              $1.80               $  1.14                 $ 1.24
                          =========              =========             =========

Weighted average
 fair value of
 options granted
 during the period
 below fair value           $1.49               $   1.79                $  --
                          =========              =========             =========

     At December 31, 2001, options to purchase 260,750 shares of common stock were available for future grants under the Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                             Options outstanding
--------------------------------------------------------------------------------
                                                   Weighted
                                                   average           Weighted
                                 Number           remaining           average
Range of exercise prices    outstanding       contractual life    exercise price
--------------------------------------------------------------------------------
$ .01 to $1.25                  169,694                   8.6            $ 0.63
$1.38                           77,880                    6.9            $ 1.38
$1.51 to $3.22                  378,216                   9.1            $ 2.09
$10.94 to $66.88                 12,200                   4.0            $31.95
                              ---------
Total                           637,990                   8.6            $ 2.19
                              =========

                                             Options exercisable
--------------------------------------------------------------------------------
                                                                      Weighted
                                                    Number            average
Range of exercise prices                       exercisable        exercise price
--------------------------------------------------------------------------------
$ .01 to $1.25                                     128,325                $ 0.48
$1.38                                               58,706                $ 1.38
$1.51 to $3.22                                      95,204                $ 2.11
$10.94 to $66.88                                    12,200                $31.95
                                                   -------
Total                                              294,435                $ 2.49
                                                   =======

Fair Value Disclosures

     As discussed in Note 2, the Company follows APB 25 in accounting for awards under its stock option plans. During 2000, the Company issued 235,000 options to purchase common stock at a prices below fair market value at the dates of grant. As a result, the Company recorded $303,000 of deferred stock compensation related to these options and recorded compensation expense of $140,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively. Compensation expense of $ 46,000 will be recorded in 2002, 2003 and 2004, respectively, related to these issuances. During the year ended December 31, 2001, the Company issued an option to purchase 46,667 shares of the Company's common stock at $0.01 per share to a nonemployee. These options were vested immediately and were issued as part of a settlement for a payable owed to the nonemployee of $70,000, which was calculated as the difference between the fair value at the date of issuance and the exercise price of $0.01 per share.

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:


Year Ended December 31,             2001        2000        1999
- - - --------------------------------------------------------------------------
(in thousands, except per share data)
  Net income (loss):
 As reported                      $(8,095)    $(5,017)     $  (2,480)
 Pro forma                        $(8,147)    $(5,179)     $  (2,674)

Basic and diluted net income
(loss) per share:

 As reported                      $ (1.18)    $( 0.97)     $   ( 0.48)
 Pro forma                        $ (1.19)    $( 1.00)     $   ( 0.52)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants for all periods: dividend yield of 0.0%; risk-free interest rates ranging from 4.4% to 6.8%; expected option terms of 2 years to 6 years; and a volatility of 100% for options granted in 2001 and 66% for options granted in 2000 and 1999.

Employee Stock Purchase Plan

     On May 19, 1995, the Company approved the 1995 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 60,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the years ended December 31, 2001, 2000 and 1999, there were no shares issued under the plan.

14 : Income taxes

The components of deferred income tax (expense) benefit are as follows:


Year Ended December 31,                     2001            2000          1999
--------------------------------------------------------------------------------
(in thousands)
Income tax (expense) benefit:
 Federal                                 $  2,306        $  1,739        $ 837
 State                                        691             462          287
                                         ---------------------------------------
                                            2,997           2,201        1,124
Change in deferred tax
 asset valuation allowance                 (2,997)         (2,201)      (1,124)
                                         ---------------------------------------
                                         $    --         $    --      $    --
                                         =======================================

     No federal or state taxes were payable in any year through December 31, 2001 as a result of losses incurred and the utilization of net operating loss carryforwards.

Deferred tax assets and liabilities consist of the following:


Year Ended December 31,                                   2001            2000
-------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
 Net operating loss carryforwards                       $44,591        $ 42,019
 Tax credit carryforwards                                 2,451           2,821
 Deferred research and development
  expenses                                                2,001           2,401
 Accrued expenses                                           243             293
 Operating reserves                                         286             354
 Section 263A tax overhead capitalization                   203             184
 Depreciation                                                 4             102
                                                       -------------------------
Gross deferred tax assets                                49,779          48,174
                                                       -------------------------
Deferred tax liabilities:
Identifiable intangible assets                             (796)             --
                                                       -------------------------
Gross deferred tax liabilities                             (796)             --
                                                       -------------------------
Deferred tax asset
 valuation allowance                                    (48,983)        (48,174)
                                                       -------------------------
                                                       $     --        $     --
                                                       =========================

     A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% to (income) loss before income taxes follows:



Year Ended December 31,                       2001            2000        1999
--------------------------------------------------------------------------------
(in thousands)
(Income) loss before income taxes
  at statutory rate                        $  2,833        $  1,756   $    868

 State tax, net of federal tax
  effect                                        499             310        153

 Research and development credits                --              51        115

 Amortization of intangible assets             (323)             --        100

 Non-qualified stock
  options and warrants                           --             114         --

 Other                                          (12)            (30)       (12)
                                         ---------------------------------------
                                              2,997           2,201      1,124
(Increase) decrease in

  valuation allowance                        (2,997)         (2,201)    (1,124)
                                         ---------------------------------------
                                         $      --       $     --     $     --
                                         =======================================

     The Company has provided a valuation allowance for the full amount of the net deferred tax assets since it is not sufficiently assured that future tax benefits will be realized. As the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense. Of the $48,983,000 valuation allowance at December 31, 2001, approximately $1,100,000 relating to deductions for the exercise of non-qualified stock options will be credited to additional paid-in capital upon realization.

     At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $110,000,000. At December 31, 2001, the Company had research and development tax credit carryforwards for federal and state income tax reporting purposes of $1,763,000 and $1,058,000, respectively. The federal carryforwards expire between the years 2006 and 2021 and the state carryforwards expire between the years 2002 and 2016.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which can be used in future years.

15 :  Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. In 2001, the Company modified its reportable segments as a result of the acquisition of SSGI (see Note 2). The Company has determined its reportable segments based on its method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are (i) its radiation therapy business, which includes a shared salesforce for the Symmetra I-125 seeds used for prostate brachytherapy treatments, software systems and support for the BrachyPro treatment planning systems used for prostate seed implants, and the suite of software and support products for external beam radiation therapy treatment planning , and (ii) its surgical products business, which includes the CaverMap Surgical Aid and fascia.

     The accounting policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating results which represents income or loss before interest income and expense and extraordinary gain on early retirement of debt. There are no intersegment revenues.

     The table below presents information about the Company's segments for the three years ended December 31, 2001, 2000 and 1999. Asset information by segment is not reported, since the Company does not produce such information internally:

                                           Radiation      Surgical
                                            Therapy       Products       Totals
                                           ---------      --------      --------
Year ended December 31, 2001

Product revenues                            $  3,592       $ 1,584      $ 5,176
Services revenues                                922            --          922
Depreciation                                     (38)          (15)         (53)
Operating Loss                                (3,854)       (1,394)      (5,248)

Year ended December 31, 2000

Product revenues                            $  1,210       $ 3,097      $ 4,307
Depreciation                                     (34)          (86)        (120)
Operating Loss                                (2,962)       (1,671)      (4,633)

Year ended December 31, 1999

Product revenues                            $    292       $ 2,353      $ 2,645
Depreciation                                      (3)       (1,108)      (1,111)
Operating Loss                                  (844)       (3,350)      (4,194)


     The following are reconciliations of the operating loss amounts presented above to corresponding totals in the accompanying financial statements:

Years ended December 31,
                                                2001          2000         1999
--- ----------------------------------------------------------------------------
         Total for reportable segments       $(5,248)   $   (4,633)     $(4,194)
         Corporate                            (2,038)       (1,497)      (1,603)
                                             --------   ----------      --------
            Loss from operations             $(7,286)   $   (6,130)     $(5,797)
                                             ========   ==========      ========

Geographical revenues are as follows:

Years ended December 31,
                                                2001          2000         1999
--------------------------------------------------------------------------------
         North America                       $ 5,487       $ 3,571      $ 2,225
         Asia                                    282           400          187
         Europe                                  329           336          233
                                             --------      --------     --------
         Total worldwide revenues            $ 6,098       $ 4,307      $ 2,645
                                             ========      ========     ========

16 :  Commitments

Leases

     The Company leases space under an operating lease which expires in December, 2002. The Company incurred rent expense of $150,000, $94,000 and $194,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum payments under this noncancelable operating lease as of December 31, 2001 are as follows:


                                         Operating
                                          Leases
---------------------------------------------------
(in thousands)

2002                                       $   98
                                           ------
Total future minimum lease payments        $   98
                                           ======

17 :  Subsequent Events

     On March 14, 2002, the assets of Assurance were sold to Medical Tactile Inc., a privately held entity. As a result of these developments, UroMed received a less than five percent equity position in Medical Tactile, Inc. The Company does not consider this investment to be a marketable security and will account for it under the cost method. This transaction does not generate any gain or loss initially.

     On March 27, 2002 the Company entered into an agreement to defer the first installment payment of $250,000 due on the note payable to shareholder from March 27, 2002 to April 29, 2002.

                        UroMed Corporation

SCHEDULE II  Valuation and Qualifying Accounts and Reserves

                     Balance at    Charged to              Balance at
                      beginning     costs and               end of
Description           of period      expenses   Write-offs   period
Allowance for
  uncollectible
  accounts

Year ended
  December 31,
  2001              $   134,000        87,000      (19,000)      $   202,000
Year ended
  December 31,
  2000              $    30,000       104,000          --        $   134,000
Year ended
  December 31,
  1999              $     3,000        27,000          --        $    30,000


Deferred tax
  valuation allowance

Year ended
  December 31,
  2001              $48,174,000     2,997,000   (2,188,000)      $48,983,000
Year ended
  December 31,
  2000              $45,973,000     2,201,000          --        $48,174,000
Year ended
  December 31,
  1999              $44,849,000     1,124,000          --        $45,973,000






Item 9.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The names of the Company's executive officers as of December 31, 2001 and certain information about them are set forth below:


Name                      Age                    Position
Daniel Muscatello         46       President and Chief Executive Officer
Domenic C. Micale         37       Chief Financial Officer and Treasurer
Philip H. Heintz, PhD     58       Director and Chief Technology Officer
L. Lee Potts              50       Executive Vice-President


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

     DOMENIC C. MICALE joined the Company in September 1996 as Accounting Manager. In July 1998, he became Director of Finance and in November 1999 became the Vice President of Finance and Administration and Treasurer, and in 2001 became Chief Financial Officer. Prior to joining the Company, he served in Assistant Controller positions at both Sequoia Systems, Inc. during 1996, and at TransNational Group from 1992 to 1995. Prior to then, from 1987 to 1991, he served as, most recently, audit supervisor at Coopers & Lybrand in Boston. Mr. Micale is a Certified Public Accountant and holds a B.S.B.A. from Northeastern University and an M.B.A. from Boston University.

     PHILIP H. HEINTZ, PhD joined the Company upon its merger with SSGI Prowess Systems on March 27, 2001. Dr. Heintz founded SSGI in 1987 and served as its President and CEO. He has over 25 years experience in clinical diagnostic and therapeutic physics and is a member of various professional organizations and the developer of numerous treatment planning systems.

     L. LEE POTTS joined the Company upon its merger with SSGI on March 27, 2001. Mr. Potts joined Prowess in 1997 as Senior VP and later became President of the company. Now, as UroMed's EVP, he is responsible for domestic and international sales, business development, R&D, customer service and operations at the Chico, California facility. He has held key management and marketing positions throughout his career. He was Vice President of Marketing and Sales for Option Care, Inc., and founded its managed care subsidiary. Option Care grew from $18 million to $235 million under his direction and went public in 1991. He has held executive management positions with Cigna Insurance and Miles Pharmaceuticals, among others.

     Information relating to the Directors of the Company will be set forth in the sections entitled "Election of Directors", "Background of Directors" and "Director Compensation" of the 2002 Proxy Statement, which sections are incorporated herein by reference. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the section entitled "Reports of Beneficial Ownership" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 11.  Executive Compensation

     Information relating to executive compensation will be set forth in the section entitled "Executive Compensation" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information relating to ownership of securities of the Company by certain beneficial owners and management will be set forth in the section entitled "Stock Ownership of Principal Stockholders and Management" of the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information in the sections "Employment Agreements with Executive Officers", "Director Compensation" and "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

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

Exhibit No.               Description
  2.1         Agreement and Plan of Merger and Reorganization, dated as of March
              26, 2001 by and among UroMed, Merger Sub, SSGI, the stockholders of SSGI and the Trust.

              * (1) (Filed as Exhibit 2.1)

  3.2         Amended and Restated By-Laws of the Registrant
              *(a) (filed as Exhibit No. 3.2)

  3.3         Restated Articles of Organization of the Registrant
              *(b) (filed as Exhibit No. 3.3)

  10.1        Amended and Restated Registration Rights Agreement dated as of
              September 15, 1993 among the Registrant and certain of its security holders
              *(a) (filed as Exhibit No.10.1)

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

  10.7        Forms of Incentive Stock Option Agreements between the
              Registrant and its Employees
              *(a) (filed as Exhibit No. 10.9)

  10.8 Form of Consulting, Confidentiality and Non-Competition Agreement between the Registrant and members of its Medical Advisory Board and its Scientific Advisory Board
              *(a) (filed as Exhibit No 10.10)

  10.9        Lease between the Company and Trustees of New England
              Industrial Center *(f)
              (filed as Exhibit No. 10.1)

  10.10       Employment Agreement between the Company and John G. Simon
              *(g) (filed as Exhibit No. 10.2)

                                       56

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

10.16 Employment Agreement between the Registrant and Alan West. *(n) (filed as Exhibit 10.25)

10.17         Employment Agreement between the Registrant and Robert Lorette.
              *(n) (filed as Exhibit 10.26)

10.18 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon *(n) (filed as Exhibit 10.28)

10.19         Rights Agreement, dated as of July 2, 1997. *(o) (filed as Exhibit
              10.29)

10.20 Employment Agreement, dated as of December 1, 1999, between the Company and John G. Simon * (filed as Exhibit 10 to the 10K for the year ended December 31, 1999.)

10.21 Amendment to Employment Agreement, dated as of December 1, 1999, between the Company and Daniel Muscatello * (filed as Exhibit 10 to the 10K for the year ended December 31, 1999.)

10.22 Contribution Agreement, dated as of April 14, 1999, between the Company and Assurance Medical, Inc. for the disposal of Assurance Medical, Inc. by the Company * (filed as Exhibit 10 to the 10K for the year ended December 31, 1999.)

10.23 Technology and Other Asset Purchase Agreement, dated as of July 20, 1999, between the Company and The Procter & Gamble Company for the sale of Impress Softpatch(TM) assets to The Procter & Gamble by the Company * (filed as Exhibit 10 to the 10K for the year ended December 31, 1999.)

10.24 Registration Rights and Voting Agreement dated as of March 27, 2001 by and among UroMed, the parent of Providence Merger Corporation, the stockholders of SSGI listed on the signature pages thereto, Philip Heintz as representative, and the Heintz Family Trust.

              * (2) (Filed as Exhibit 10.24)

10.25 Employment Agreement dated as of March 27, 2001 by and between UroMed and Philip Heintz.
              * (2) (Filed as Exhibit 10.25)

10.26 Employment Agreement dated as of March 27, 2001 by and between UroMed and L. Lee Potts.
              * (2) (Filed as Exhibit 10.26)

10.27         Letter Agreement with John Simon dated March 26, 2001.
              * (2) (Filed as Exhibit 10.27)

10.28         Promissory Note dated March 27, 2001 issued to Philip Heintz.

10.29 Amendment dated March 27, 2002 to Promissory Note dated March 27, 2001, issued to Philip Heintz.

21            Subsidiaries of Registrant *(a) (filed as Exhibit No. 21)

23.1          Consent of PricewaterhouseCoopers LLP

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

(b)  Reports on Form 8-K

     (1) Form 8-K on December 10, 2001 for the issued press release noting that the Company announced a restructuring during its fourth quarter ended December 31, 2001.

     (2) Form 8-K on March 29, 2001 for the issued press release announcing the signing of the definitive agreement to acquire SSGI Prowess Systems.

     (3) Form 8-K/A on May 25, 2001 which amends the form 8-K filed by UroMed Corporation on March 29, 2001, solely to include the financial information related to the definitive agreement to acquire SSGI Prowess Systems.

SIGNATURES

Pursuant to the requirements to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UroMed Corporation

Date:  April 1, 2002


                              By:  /s/ Daniel Muscatello
                                   -----------------------
                                   Daniel Muscatello
                                   President and Chief Executive Officer
                                   (Principle Executive Officer)

                              By:  /s/ Domenic C. Micale
                                   -----------------------
                                   Domenic C. Micale
                                   Chief Financial Officer, Treasurer
                                   (Principle Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below as of April XX, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John G. Simon              Chairman of the Board of Directors
----------------------------


/s/ Daniel Muscatello          President, Chief Executive Officer and Director
----------------------------


/s/ Elizabeth B. Connell, MD   Director
----------------------------


/s/ Richard A. Sandberg        Director
----------------------------


/s/ Thomas F. Tierney          Director
 ----------------------------


/s/ E. Kevin Hrusovsky         Director
----------------------------


/s/  Philip H. Heintz, PhD     Director and Chief Technology Officer
----------------------------
                                       59