Form 10-K/A
period 2001-12-31
UROMED CORP
filed 2002-04-30
CIK 917821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               Amendment No. 1 on
                                   FORM 10-K/A
                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

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

                                EXPLANATORY NOTE


     The purpose of this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002 (the "Original Filing"), is (1) to include information required by Part III (Items 10, 11, 12 and 13) of Form 10-K, because a definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Filing and (2) to file certain additional exhibits required by Item 601 of Regulation S-K. The information required by Part III of Form 10-K was previously omitted from the Original Filing pursuant to Instruction G of Form 10-K. This Amendment No. 1 on Form 10-K/A amends and restates Part III (Items 10, 11, 12 and 13) and the Exhibit Index of the Original Filing only, and all other portions of the Original Filing remain in effect.

                               UROMED CORPORATION

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Company's Board of Directors is divided into three classes. Each class has two directors each. The members of each class serve a three-year term. Each year the Company's stockholders have the opportunity to elect the members of one class. At the 2002 Special Meeting of Stockholders to be held in lieu of the Annual Meeting of Stockholders, the terms of the members of Class II, Mr. Thomas
E. Tierney and Mr. E. Kevin Hrusovsky, expire. The terms of the members of Class III, Mr. John G. Simon and Mr. Richard A. Sandberg expire at the 2003 Annual Meeting of Stockholders. The terms of the members of Class I, Mr. Daniel Muscatello and Dr. Elizabeth E. Connell, expire at the 2004 Annual Meeting of Stockholders. Dr. Heintz resigned as a Class II Director effective as of April 19, 2002.


     The names of the Company's executive officers and directors and their ages and positions as of April, 26, 2002 are set forth below:

Name                           Age                       Position
John G. Simon                  39     Chairman of the Board
Daniel Muscatello              46     President, Chief Executive Officer and Director
Domenic C. Micale              37     Chief Financial Officer and Treasurer
Philip H. Heintz, PhD          58     Chief Technology Officer
L. Lee Potts                   50     Executive Vice President
Elizabeth B. Connell, M.D.     76     Director
Richard A. Sandberg (1)        59     Director
Thomas E. Tierney (1)          74     Director
E. Kevin Hrusovsky (1)         40     Director

(1) Members of the Compensation Committee and Audit Committee of the Board of Directors.


     JOHN G. SIMON, Chairman of the Board of Directors, and former President and Chief Executive Officer, is the founder of the Company and served as President and Chief Executive Officer of the Company from its inception in 1990 until December 1999. Mr. Simon has served as Chairman of the Board of Directors of the Company since its inception in 1990. Mr. Simon has also been Managing Director of General Catalyst, a venture capital firm, since 2000.

     DANIEL MUSCATELLO, Director, President and Chief Executive Officer, has served as a Director of the Company since 1999. Mr. Muscatello joined the Company in 1997 as Director of Marketing and was appointed Vice President of Marketing and Sales in 1998. He was appointed President and Chief Executive Officer in 1999. Prior to joining the Company, Mr. Muscatello held management positions as Healthcare Consultant, Corporate Account Executive and Region Manager with Baxter Healthcare from 1993 to 1997. Prior to that, Mr. Muscatello was Director of Marketing for Alcon Laboratories, Inc. Systems Division from 1991 to 1993.

     DOMENIC C. MICALE, Chief Financial Officer and Treasurer, joined the Company in 1996 as Accounting Manager. In 1998, he became Director of Finance; and in 1999 he became the Vice President of Finance and Administration and Treasurer; and in 2001 he became Chief Financial Officer. Prior to joining the Company, he served in Assistant Controller positions at both Sequoia Systems, Inc. during 1996, and at TransNational Group from 1992 to 1995. Prior to then, from 1987 to 1991, he served as, most recently, audit supervisor at Coopers & Lybrand in Boston. Mr. Micale is a Certified Public Accountant and holds a B.S.B.A from Northeastern University and an M.B.A. from Boston University.

     PHILIP H. HEINTZ, PhD, Chief Technology Officer, joined the Company upon its merger with SSGI Prowess Systems ("SSGI") in 2001. Dr. Heintz founded SSGI in 1987 and served as its President and CEO. He has over 25 years experience in clinical diagnostic and therapeutic physics and is a member of various professional organizations and the developer of numerous treatment planning systems.

     L. LEE POTTS, Executive Vice President, joined the Company upon its merger with SSGI in 2001. Mr. Potts joined Prowess in 1997 as Senior VP and later became President of the company. Now, as UroMed's EVP, he is responsible for domestic and international sales, business development, R&D, customer service and operations at the Chico, California facility. He has held key management and marketing positions throughout his career. He was Vice President of Marketing and Sales for Option Care, Inc., and founded its managed care subsidiary. He has held executive management positions with Cigna Insurance and Miles Pharmaceuticals, among others.

     ELIZABETH B. CONNELL, M.D., Director, has served as a Director of the Company since 1994. Since 1981, she has served as a professor in the Department of Gynecology and Obstetrics at Emory University School of Medicine in Atlanta, Georgia and was appointed Professor Emeritus effective January 1, 1997. Dr. Connell also currently serves as a consultant to the U.S. Food and Drug Administration's OB/GYN Devices Panel.


     RICHARD A. SANDBERG, Director, has served as a Director of the Company since 1991. Mr. Sandberg is a private investor and serves as Chairman of the Board of Directors of numerous private companies. From 1983 to 1997, he served in a variety of positions at DIANON Systems Inc., an oncology and gynecology marketing and database firm which he co-founded, most recently serving as its Chairman and Chief Executive Officer. Mr. Sandberg is a director of Matritech, Inc., a manufacturer of oncology diagnostic test technologies.

     THOMAS E. TIERNEY, Director, has served as a Director of the Company since 1991. He has served as the Chairman of T.E.T. Associates, a health care consulting firm, since 1988. He was the Chairman of Warehouse Products Testing Corporation from 1994 to 1996. He was formerly with Kendall Co., a health products firm, from 1951 to 1988 where he held numerous positions including Executive Vice President and General Manager of the Healthcare Division and Group Executive for the Health Care Business.

     E. KEVIN HRUSOVSKY, Director, has served as a Director of the Company since March 2000. He has served as the President and Chief Executive Officer of Zymark Corporation, a provider of products, technologies and services for laboratory applications, since 1996. From 1992 to 1996, he held management positions as International Director, Agricultural Products Group, Division Manager, Pharmaceutical and Global Sales and Marketing Director, Pharmaceutical at FMC Corporation, a producer of chemicals and machinery for industry and agriculture.

ITEM 11. Executive Compensation

     The following table sets forth certain compensation information for the fiscal years ended December 31, 2001, 2000 and 1999 with respect to the Company's Chief Executive Officer and the three other most highly compensated individuals who were serving as executive officers of the Company on December 31, 2001 and whose total salary and bonuses for the fiscal year ended December 31, 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Long-Term
                                                                        Annual Compensation                         Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Securities
                                                                                                   Other Annual     Underlying
Name and Principal Position                             Year           Salary ($)      Bonus ($)   Compensation ($) Options (#)
----------------------------------------------------------------------------------------------------------------------------------
Daniel Muscatello
       President and Chief Executive Officer             2001           237,500          53,375 (1)          --           --
----------------------------------------------------------------------------------------------------------------------------------
                                                         2000           200,000          92,000 (2)          --      170,000
----------------------------------------------------------------------------------------------------------------------------------
                                                         1999           147,896          30,040 (3)          --       85,989
----------------------------------------------------------------------------------------------------------------------------------
Domenic C. Micale
----------------------------------------------------------------------------------------------------------------------------------
       Chief Financial Officer and Treasurer             2001           136,500          36,280 (4)          --       25,000
----------------------------------------------------------------------------------------------------------------------------------
                                                         2000           105,000          30,200 (4)          --       10,000
----------------------------------------------------------------------------------------------------------------------------------
                                                         1999            93,333          15,582 (3)          --        3,000
----------------------------------------------------------------------------------------------------------------------------------
Philip H. Heintz (5)
----------------------------------------------------------------------------------------------------------------------------------
       Chief Technology Officer                          2001           131,250          28,019 (6)          --           --
----------------------------------------------------------------------------------------------------------------------------------
                                                         2000                --              --              --           --
----------------------------------------------------------------------------------------------------------------------------------
                                                         1999                --              --              --           --
----------------------------------------------------------------------------------------------------------------------------------
L. Lee Potts (5)
----------------------------------------------------------------------------------------------------------------------------------
       Executive Vice President                          2001           112,500          24,019 (7)          --       25,000
----------------------------------------------------------------------------------------------------------------------------------
                                                         2000                --              --              --           --
----------------------------------------------------------------------------------------------------------------------------------
                                                         1999                --              --              --           --
----------------------------------------------------------------------------------------------------------------------------------

     (1) Bonus amount reflected for 2001 relates to such year but was paid in February 2002.
     (2) Bonus amount reflected for 2000 relates to such year but $50,000 was paid in November of such year and $42,000 was paid in March 2001
     (3) Bonus amount reflected for 1999 relates to such year but was paid in February 2000.
     (4) Bonus amounts reflected for 2001 and 2000 are calculated as follows; 2001: (i) $17,000 relates to a cash bonus earned in 2001 but paid in February 2002, (ii) $19,200 relates to a retention bonus earned in 2001 pursuant to the amended retention bonus arrangement between the Company and Mr. Micale dated February 8, 2000 and amended on January 5, 2001. 2000:
     (iii) $12,600 relates
     to a cash bonus earned in 2000 but paid in March 2001, (iv) $17,600 relates to a retention bonus earned in 2000 pursuant to the amended retention bonus arrangement between the Company and Mr. Micale dated February 8, 2000 and amended on January 5, 2001. The Company paid Mr. Micale an aggregate of $40,000 under the terms of the amended retention bonus arrangement in February 2002.
     (5) Joined the Company upon its merger with SSGI Prowess Systems ("SSGI") on March 27, 2001.
     (6) Bonus amount reflected for 2001 relates to such year but was paid in February 2002.
     (7) Bonus amount reflected for 2001 relates to such year but was paid in February 2002.

                        Option Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Potential Realizble
                                                                                                          Value at Assumed
                                                                                                       Annual Rates of Stock
                                                                                                         Price Appreciation
                                                         Individual Grants                                for Option Term
------------------------------------------------------------------------------------------------------------------------------
                                  Number of        % of Total
                                  Securities        Options
                                  Underlying       Granted to      Exercise      Market      Expir-
                               Options Granted    Employees in      Price        Price       ation
Name                               (#) (1)         Fiscal Year      ($/sh)       ($/sh)       Date      5% ($)      10% ($)
------------------------------------------------------------------------------------------------------------------------------
Daniel Muscatello                     --               --              --           --          --          --          --
------------------------------------------------------------------------------------------------------------------------------
Domenic C. Micale                 25,000 (2)         9.49%           2.09         2.09      6/26/11     32,900      83,300
------------------------------------------------------------------------------------------------------------------------------
Philip H. Heintz                      --               --              --           --          --          --          --
------------------------------------------------------------------------------------------------------------------------------
L. Lee Potts                      25,000 (2)         9.49%           2.07         2.07      5/17/11     32,500      82,500
------------------------------------------------------------------------------------------------------------------------------

(1) All options were granted under the 1991 Stock Option Plan. Such options are not transferable, other than by will or the laws of descent and distribution.
(2) These options have a three-year vesting period, with 16.67% of the total number of underlying shares vesting after the first six months and the remaining 83.33% of the total number of underlying shares vesting monthly at a rate of 2.78% per month for 30 months.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

-------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities          Value of Unexercised
                                                          Underlying Unexercised       In-the-Money Options at
                                                         Options at 12/31/01 (#)           12/31/01 (2) (#)
-------------------------------------------------------------------------------------------------------------------
                                Shares
                               Acquired
                                  on          Value
                               Exercise     Realized       Exer-        Unexer-         Exer-          Unexer-
          Name                    (#)        (1) ($)      cisable       cisable        cisable         cisable
-------------------------------------------------------------------------------------------------------------------
Daniel Muscatello                 --           --         101,818       174,371            --             --
-------------------------------------------------------------------------------------------------------------------
Domenic C. Micale                 --           --          23,335        26,065         4,600             --
-------------------------------------------------------------------------------------------------------------------
Philip H. Heintz                  --           --              --            --            --             --
-------------------------------------------------------------------------------------------------------------------
L. Lee Potts                      --           --           4,862        20,138            --             --
-------------------------------------------------------------------------------------------------------------------

(1) Value realized is based on the fair market value of the Common Stock as of the date of exercise minus the exercise price
(2) Value is based on the closing sale price of the Common Stock as of the last business day of the year, minus the exercise price.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Amendment No. 1 on Form 10-K/A any failure to file by these dates during 2001. To the best knowledge of the Company, all of these filing requirements were satisfied by the Company's directors, officers and ten percent holders with the following exceptions. Mr. Simon failed to file Forms 4 and 5 on a timely basis to report a total of eleven transactions during May, June and December 2001. Dr. Heintz failed to file a Form 5 on a timely basis to report one transaction during December 2001. In making these statements, the Company has relied upon the written representation of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Securities and Exchange Commission.

                  EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company entered into an amended employment agreement with Daniel Muscatello as President and Chief Executive Officer effective January 1, 2002. The agreement between the Company and Mr. Muscatello is as an "at-will" employee, and the agreement may be terminated by either party at any time with or without cause. If not terminated, this agreement covers the term of employment through December 31, 2002. At such time, the term of this agreement will automatically be extended for an additional one year unless Mr. Muscatello or the Company provides notice of non-renewal before September 30, 2002. The agreement provides for (i) an annual base salary of $295,000, subject to annual review and increase, (ii) such incentive bonus payments as the Company may from time to time determine, (iii) severance payments equal to twelve months' base salary and medical insurance costs in the event that Mr. Muscatello's employment with the Company terminates other than for cause, and (iv) a one-time signing bonus of $85,000. Mr. Muscatello's employment agreement also provides for the assignment to the Company of his rights to inventions and proprietary information and contains confidentiality and non-competition provisions that extend for three years following the expiration or termination of his employment agreement. The current semi-monthly salary for Mr. Muscatello is $12,292.

     The Company has entered into an "at-will" employment agreement with Domenic
C. Micale for an initial term of five years, dated as of September 30, 1996. The agreement with Mr. Micale provides for such incentive bonus payments as the Company may from time to time determine. Pursuant to the terms of a letter agreement dated October 17, 2000 between the Company and Mr. Micale, upon a merger or acquisition of the Company, an acquisition by the Company of another company, or the Company's engagement in any other activity or transaction that results in the elimination of Mr. Micale's position at the Company for any reason other than his negligence (each such event, a "Change Event"), the Company agrees to continue to pay Mr. Micale his then current base salary for a period of six months from the Change Event. Under the terms of the letter agreement, Mr. Micale agrees to continue to work for the Company for a period of six months following a Change Event upon the Company's request. The terms of this letter agreement apply to any Change Event that occurs prior to December 31, 2003. The current semi-monthly salary for Mr. Micale is $6,458. This salary is subject to annual review and adjustment at the discretion of the Compensation Committee and the Chief Executive Officer.

     In February 2002, the Company paid Mr. Micale an aggregate of $40,000 pursuant to the terms of an amended retention bonus arrangement between the Company and Mr. Micale.

     The Company has entered into an "at-will" employment agreement with Philip
H. Heintz dated March 27, 2001 providing for Dr. Heintz's employment as the Company's Chief Technology Officer for an initial term of two years beginning on March 27, 2001. The agreement provides for an initial annual base salary of $175,000, provided that Dr. Heintz's total annual target compensation will be approximately $200,000 if all personal and corporate objectives are met. Pursuant to the terms of the agreement, Dr. Heintz is eligible for annual bonuses under bonus programs as the Company's Board of Directors may adopt from time to time. In the event that the Company terminates Dr. Heintz's employment other than for cause and there are at least six months remaining during the initial term of the agreement, the Company is required to continue to pay Dr. Heintz his then current base salary until the earlier of March 27, 2003 or the date on which he commences employment with any other business organization. In the event that the Company terminates Dr. Heintz's employment other than for cause and there are less than six months remaining during the initial term of the agreement, the Company is required to continue to pay Dr. Heintz his then current base salary until the earlier of the date that is six months after the date of his termination or the date on which he commences employment with any other business organization. The agreement also contains confidentiality, non-solicitation and non-competition provisions that extend for two years following the expiration or termination of the employment agreement. The current semi-monthly salary for Dr. Heintz is $7,292.

As part of the merger of SSGI Prowess Systems and UroMed Corporation, an Earnout Note agreement was entered into between UroMed Corporation and Philip and Lillian Heintz. This Earnout Note provides one payment of $500,000 to Philip and Lillian Heintz if an Earnout Target is achieved in any four consecutive quarters during the period April 1, 2001 through March 31, 2004. If the Earnout Target is not achieved during the aforementioned period, no amount will be payable under this Note and the Note will be deemed to have been cancelled. The Earnout Target is defined as $15,000,000 or more in aggregate consolidated revenues in any four consecutive quarters. In the event of any acquisition by UroMed of other business lines during the Earnout Period, the aggregate of the newly acquired business line for the previous four quarters will be added to the Earnout Target.

The Company has entered into an "at-will" employment agreement with L. Lee Potts dated March 27, 2001 providing for Mr. Potts' employment as Executive Vice-President of the Company for an initial term of two years beginning on March 27, 2001. The agreement provides for an initial annual base salary of $150,000, provided that Mr. Potts' total annual target compensation will be approximately $200,000 if all personal and corporate objectives are met. Pursuant to the terms of the agreement, Mr. Potts is eligible for annual bonuses under bonus programs as the Company's Board of Directors may adopt from time to time. In the event that the Company terminates Mr. Potts' employment other than for cause and there are at least six months remaining during the initial term of the agreement, the Company is required to continue to pay Mr. Potts his then current base salary until the earlier of March 27, 2003 or the date on which he commences employment with any other business organization. In the event that the Company terminates Mr. Potts' employment other than for cause and there are less than six months remaining during the initial term of the agreement, the Company is required to continue to pay Mr. Potts his then current base salary until the earlier of the date that is six months after the date of his termination or the date on which he commences employment with any other business organization. The agreement also contains confidentiality, non-solicitation and non-competition provisions that extend for two years following the expiration or termination of the employment agreement. The current semi-monthly salary for Mr.Potts is $7,292.

                              DIRECTOR COMPENSATION

     The Company pays the travel expenses of non-employee directors for attendance at meetings of the Board of Directors and committees thereof. Cash compensation of $1,000 per meeting and a $5,000 annual retainer per person was paid to the Directors in 2001.

     In addition, under the terms of the 1991 Stock Option Plan, as amended, each non-employee director of the Company receives quarterly grants of options to purchase 500 shares of the Common Stock effective as of May 12, 2000, and each non-employee director who is first elected to the Board after January 1, 2001 will receive options to purchase 10,000 shares of Common Stock upon such director's election to the Board.

                       2001 COMPENSATION FOR THE CHAIRMAN

     The amount and means of determining Mr. Simon's base annual salary for 2001 with respect to his position as Chairman of the Board of Directors, which provided compensation through March 31, 2001 at a rate of $225,000 per annum as fixed by the terms of his agreement with the Company, which was effective as of December 1, 1999.

                   BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     During the Company's fiscal year ended December 31, 2001, the Board of Directors held five meetings.

     Each of the Audit Committee of the Board of Directors (the "Audit Committee") and the Compensation Committee of the Board of Directors (the "Compensation Committee") presently is composed of three directors: Richard A. Sandberg, Thomas E. Tierney and E. Kevin Hrusovsky. Responsibilities of the Audit Committee include engagement of independent accountants, review of audit fees, supervision of matters relating to audit functions, review of internal policies and procedures regarding audits, accounting and other financial controls, and reviewing related party transactions. During 2001, the Audit Committee held six meetings. Responsibilities of the Compensation Committee include approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options and other benefits under the Company's Amended and Restated 1991 Stock Option Plan (the "1991 Stock Option Plan"), and general review of the Company's employee compensation policies. During 2001, the Compensation Committee held two meetings.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee currently consists of three outside directors, Richard A. Sandberg, Thomas E. Tierney and E. Kevin Hrusovsky. During 2001, no executive officer of the Company served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director or member of the Compensation Committee of the Company.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

                             COMPENSATION PHILOSOPHY

     The objectives of the Company's executive compensation program are to align compensation with business objectives and individual performance, and to enable the Company to attract, retain and reward executive officers who contribute to the long-term success of the Company. The Company's executive compensation philosophy is based on the following principles:

   - Competitive and Fair Compensation

     The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of comparable medical products and other relevant companies in a similar stage of development. The Company also seeks to achieve a balance of the compensation paid to a particular individual and the compensation paid to other executives both inside the Company and at comparable companies.

   - Short-term Cash Compensation

     Cash compensation consists of two components: annual salary and cash incentive compensation. The annual salaries of the executive officers are evaluated based upon corporate and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals and milestones are met. Individual performance is evaluated by reviewing attainment of specified individual objectives and milestones and the degree to which teamwork and Company values are fostered. Cash incentive compensation is based upon the achievement of functional, divisional and corporate goals as well as individual performance.

   - Long-term Incentive Compensation

     Because not all short-term management accomplishments are directly related to changes in short-term stockholder value, the Compensation Committee believes that management should also have a long-term compensation component related to increasing stockholder value. To assure that executive officers' goals and accomplishments are linked with increasing stockholder value, the Compensation Committee believes that the grant of options to purchase the Company's Common Stock that become exercisable over an extended period of time should be an integral part of the overall compensation philosophy.

                         COMPENSATION PROGRAM COMPONENTS

     Annual compensation for the Company's executive officers currently consists of three elements - salary, cash incentive compensation and equity participation. Executive officers are also entitled to participate in the same benefit plans available to other employees. In setting the base salaries of the Company's executive officers, the Compensation Committee reviews the range of compensation paid to employees in similar positions of the companies in a similar state of development in the medical and other relevant industries. While industry-wide practices are deemed to be important indicators of appropriate compensations levels, the Compensation Committee believes the most important considerations are individual and corporate performance, in setting an executive's base salary and cash incentive compensation. On an annual basis, goals for Company performance and individual goals and objectives for each of the Company's executive officers (including the Chief Executive Officer) are established by the Compensation Committee. Every six months, all executive officers other than the Chief Executive Officer are evaluated by the Chief Executive Officer on their performance with respect to their individual short-term goals and objectives. At this time, revised quarterly goals and objectives are established, if appropriate. Based upon their performance relative to their goals and objectives, the base salary of executive officers other than the Chief Executive Officer is generally adjusted once per year by the Compensation Committee. On an annual basis, the Compensation Committee evaluates the achievement of the annual goals and objectives established for the Chief Executive Officer and his contribution to the Company.

In January 2002, the Company paid cash retention bonuses of $120,000, $55,000, $100,000 and $50,000 to its Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President, respectively. These bonus payments vest monthly based on continuous service by the applicable executive officer to the Company. A summary of the vesting is as follows:

--------------------------------------------------------------------------------
Percent of Total Bonus Vested                    Term of Officer's Service
--------------------------------------------------------------------------------
 10%                                             March 31, 2002
--------------------------------------------------------------------------------
 25%                                             June 30, 2002
--------------------------------------------------------------------------------
 55%                                             September 30, 2002
--------------------------------------------------------------------------------
100%                                             December 31, 2002
--------------------------------------------------------------------------------

The Compensation Committee awarded these unvested bonuses to assure that the key members of its management team remained in place during a year which is extremely important in the Company's business. The Committee believes that the departure of any of these executives during this year could have a material adverse impact on the Company's business. In February 2002, the Company paid a cash retention bonus of $40,000 to its Chief Financial Officer. This bonus was paid pursuant to the amended retention bonus arrangement between the Company and its Chief Financial Officer dated February 8, 2000 and amended January 5, 2001.

In February 2002, the Company paid cash bonuses of $53,375, $17,080, $28,019 and $24,019 to its Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President, respectively. The Compensation Committee approved such bonuses pursuant to the 2001 Company Wide Bonus Plan approved by the Board of Directors in December 2000. The Compensation Committee intended for these bonuses to represent compensation for such officers' contributions to the development and achievements of the Company in 2001, including increasing revenue levels. For the Company's 2002 fiscal year, the Compensation Committee has set additional goals and objectives for Company performance, as well as additional individual goals and objectives, with the intention of reviewing the appropriateness of additional incentive cash compensation for such year. Please refer to the table entitled

"Summary Compensation Table" elsewhere in this Amendment No. 1 on Form 10-K/A for information relating to the base salaries and cash bonus payments made during the Company's last three completed fiscal years to certain of its executive officers.

     Stock option awards are designed to promote the identity of long-term interests between the Company's employees and its stockholders and assist in attracting and retaining executives. The size of option grants is generally intended by the Compensation Committee to reflect the executive's position with the Company and his or her actual or potential contributions to the Company in relation to his or her overall compensation. In the case of new employees or employees joining the Company as a result of an acquisition, the size of option grants and their exercise price may also be influenced by the Company's desire to assure the continued service of such employee. The Compensation Committee believes that stock options have been and remain an excellent vehicle for compensating its employees. Because the option exercise price of the employee has generally been the fair market value of the stock on the date of grant, employees recognize a gain only if the value of the stock increases. Thus, employees with stock options are rewarded for their efforts to improve the long-term value of the Common Stock. Stock options, moreover, have been used to reward substantially all employees of the Company, not just at the executive officer level. The option program typically uses a four-year or greater vesting period to encourage employees to continue in the employ of the Company. Please refer to the table entitled "Option Grants in Last Fiscal Year" elsewhere in this Amendment No. 1 on Form 10-K/A for information regarding option grants to certain executive officers.

                2001 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

The amount and means of determining Mr. Muscatello's base annual salary for 2001 was fixed by the terms of his amended employment agreement with the Company, which was effective as of March 12, 2001. This amended employment agreement provides for an annual base salary of $250,000, subject to yearly review and increase, and such incentive bonus payments as the Compensation Committee may from time to time determine. Effective January 1, 2002, Mr. Muscatello's current annual salary is $295,000. Mr. Muscatello also received a one-time signing bonus of $85,000 in January 2002.

              COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162 (M)

     The Compensation Committee has not yet had the occasion to adopt a policy on the 1993 amendment to the Internal Revenue Code of 1986, as amended (the "Code"), disallowing deduction on compensation in excess of $1 million for certain executives of public companies. The Company believes that options granted under the 1991 Stock Option Plan are exempt from the limitation, and other compensation expected to be paid during fiscal year 2002 is below the compensation limitation.

Compensation Committee

Richard A. Sandberg
Thomas E. Tierney
E. Kevin Hrusovsky

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2002 for (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock (ii) each director of the Company, (iii) each of the executive officers of the Company as named in the Summary Compensation Table contained herein, and (iv) all of the directors and officers of the Company as a group.

                          Shares Beneficially Owned (1)
                          ----------------------------

The address of each stockholder listed is c/o UroMed Corporation, Building No. 2, 1400 Providence Highway, Norwood, Massachusetts 02062.

Name                                                                   Number    Percent
----                                                                   ------    -------
Philip H. Heintz ................................................  1,978,000(2)     26.1%
Daniel Muscatello ...............................................    119,065(3)      1.6
Domenic C. Micale ...............................................     26,609(4)        *
Elizabeth B. Connell, M.D .......................................     11,850(5)        *
E. Kevin Hrusovsky ..............................................      7,334(6)        *
John G. Simon ...................................................      7,309(7)        *
L. Lee Potts ....................................................      6,946(8)        *
Richard A. Sandberg .............................................      5,800(9)        *
Thomas E. Tierney ...............................................      5,800(10)       *
All directors and executive officers as a group (9 persons) .....  2,168,713(11)    28.0%

--------------------------
*   Less than 1%.

     (1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Includes shares issuable upon exercise of options exercisable as of March 31, 2002 or within 60 days after such date.
     (2) Represents 1,978,000 shares held by the Heintz Family Trust - 1997, of which Dr. Heintz is a Trustee and over which Dr. Heintz shares investment and voting control. These shares are subject to the terms of a certain Registration Rights and Voting Agreement dated as of March 27, 2001 by and among the Company, Philip H. Heintz, Lilian Heintz, Dr. Heintz's spouse, the Representative (as defined therein) and the Heintz Family Trust. In addition, 200,000 of these shares are subject to the terms of a certain Escrow Agreement dated as of March 27, 2001 by and among the Company, Philip H. Heintz, Lilian Heintz, Dr. Heintz's spouse, the Stockholder Representative (as defined therein), the Heintz Family Trust and State Street Bank and Trust Company.
     (3) Represents 119,065 shares issuable upon exercise of stock options.
     (4) Represents 26,609 shares issuable upon exercise of stock options.
     (5) Represents 11,850 shares issuable upon exercise of stock options.
     (6) Represents 7,334 shares issuable upon exercise of stock options.
     (7) Includes (i) 6,584 shares held by The Clarendon 1993 Irrevocable Trust, of which Mr. Simon is a Trustee and over which Mr. Simon shares investment and voting control and (ii) 725 shares issuable upon exercise of stock options. Shares of record held by Mr. Simon are subject to the terms of a certain Voting Rights Agreement.
     (8)  Represents 6,946 shares issuable upon exercise of stock options.
     (9)  Represents 5,800 shares issuable upon exercise of stock options.
     (10) Includes 5,800 shares issuable upon exercise of stock options.
     (11) Includes 184,129 shares issuable upon exercise of stock options.


                      COMPARATIVE STOCK PERFORMANCE

     The following graph compares the performance of the Company's Common Stock to the NASDAQ Stock Market Total Return Index for U.S. Companies (the "NASDAQ Stock Market-U.S. Index") and the JP Morgan H&Q Growth Index ("JP Morgan H&Q Growth Index") over the period from December 31, 1996 to December 31, 2001. The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 at December 31, 1996 and that all dividends were reinvested.

                               UroMed Corporation
                           JPMorgan H&Q Growth Index
                        Nasdaq Stock Market - U.S. Index

                   JP MORGAN H&Q INDEX PRODUCTS AND SERVICES:

2002 PROXY PERFORMANCE GRAPH DATA
MONTHLY DATA SERIES

                                  ACTUAL PRICES

          DATES           UroMed Corp.            JP Morgan H&Q Growth      Nasdaq Stock Market -U.S.
          -----           ------------            --------------------      -------------------------

         Dec-96              48.75                      2450.86                      425.181
         Jan-97              43.13                      2577.92                      455.348
         Feb-97              40.63                      2300.11                      430.146
         Mar-97              36.88                      1977.63                      402.095
         Apr-97              19.38                      1869.77                      414.631
         May-97              23.75                      2263.63                      461.591
         Jun-97              17.50                      2309.72                      475.783
         Jul-97              18.75                      2459.31                      525.909
         Aug-97              29.06                      2519.34                      525.122
         Sep-97              33.13                      2784.13                      556.242
         Oct-97              29.06                      2616.44                      527.263
         Nov-97              25.00                      2504.69                      530.048
         Dec-97              17.66                      2517.19                      520.755
         Jan-98              19.06                      2492.67                      537.248
         Feb-98              11.72                      2796.01                      587.731
         Mar-98               8.13                      2993.76                      609.454
         Apr-98              10.31                      3068.91                      619.756
         May-98               7.94                      2777.48                      585.322
         Jun-98               5.56                      3012.20                      626.275
         Jul-98               2.59                      2762.68                      618.968
         Aug-98               1.28                      2065.64                      496.275
         Sep-98               1.28                      2476.60                      565.127
         Oct-98               1.63                      2621.77                      589.955
         Nov-98               1.97                      3122.95                      649.938
         Dec-98               1.44                      3651.34                      734.376
         Jan-99               2.06                      4527.40                      840.971
         Feb-99               1.53                      4041.93                      765.661
         Mar-99               1.19                      4526.07                      823.596
         Apr-99               1.63                      4846.87                      850.128
         May-99               1.53                      4652.76                      826.583
         Jun-99               1.38                      5184.46                      900.956
         Jul-99               1.28                      5072.12                      884.708
         Aug-99               1.19                      5282.73                      922.119
         Sep-99               1.13                      5616.45                      923.386
         Oct-99               1.16                      6243.88                      997.393
         Nov-99               1.03                      7539.10                     1118.741
         Dec-99               1.09                     10228.44                     1364.746
         Jan-00               1.31                     10345.75                     1314.116
         Feb-00               6.88                     14453.53                      1563.80
         Mar-00               3.38                     11663.24                     1531.672
         Apr-00               2.06                      9366.59                     1288.290
         May-00               2.88                      8278.31                     1132.880
         Jun-00               2.59                     10390.56                     1331.669
         Jul-00               2.06                      9458.19                     1259.521
         Aug-00               1.94                     11076.43                     1408.339
         Sep-00               1.59                     10352.02                     1225.310
         Oct-00               1.31                      9253.84                     1124.218
         Nov-00               0.53                      6733.34                      866.770
         Dec-00               1.03                      6904.45                      821.146
         Jan-01               3.31                      7416.58                     2772.730
         Feb-01               2.94                      5583.76                      2151.83
         Mar-01               2.27                      4559.31                     1840.260
         Apr-01               2.02                      5699.75                     2116.240
         May-01               1.87                      5737.86                     2110.490
         Jun-01               2.11                      6000.68                     2160.540
         Jul-01               2.04                      5359.10                     2027.130
         Aug-01               1.25                      4878.42                     1805.430
         Sep-01               1.00                      3794.89                     1498.800
         Oct-01               1.01                      4439.41                     1690.200
         Nov-01               0.74                      5053.75                     1930.580
         Dec-01               0.71                      5286.19                     1950.400


                   JP MORGAN H&Q INDEX PRODUCTS AND SERVICES:

2002 PROXY PERFORMANCE GRAPH DATA
MONTHLY DATA SERIES

                SCALED PRICES:  Stock and index prices scaled to 100 at 12/31/96

     DATES               UroMed Corp.             JP Morgan H&Q Growth      Nasdaq Stock Market -U.S.
     -----               ------------             --------------------      -------------------------
    Dec-96                  100.00                       100.00                      100.00
    Jan-97                   88.46                       105.18                      107.10
    Feb-97                   83.33                        93.85                      101.17
    Mar-97                   75.64                        80.69                       94.57
    Apr-97                   39.74                        76.29                       97.52
    May-97                   48.72                        92.36                      108.56
    Jun-97                   35.90                        94.24                      111.90
    Jul-97                   38.46                       100.34                      123.69
    Aug-97                   59.62                       102.79                      123.51
    Sep-97                   67.95                       113.60                      130.82
    Oct-97                   59.62                       106.76                      124.01
    Nov-97                   51.28                       102.20                      124.66
    Dec-97                   36.22                       102.71                      122.48
    Jan-98                   39.10                       101.71                      126.36
    Feb-98                   24.04                       114.08                      138.23
    Mar-98                   16.67                       122.15                      143.34
    Apr-98                   21.15                       125.22                      145.76
    May-98                   16.28                       113.33                      137.66
    Jun-98                   11.41                       122.90                      147.30
    Jul-98                    5.32                       112.72                      145.58
    Aug-98                    2.63                        84.28                      116.72
    Sep-98                    2.63                       101.05                      132.91
    Oct-98                    3.33                       106.97                      138.75
    Nov-98                    4.04                       127.42                      152.86
    Dec-98                    2.95                       148.98                      172.72
    Jan-99                    4.23                       184.73                      197.79
    Feb-99                    3.14                       164.92                      180.08
    Mar-99                    2.44                       184.67                      193.70
    Apr-99                    3.33                       197.76                      199.94
    May-99                    3.14                       189.84                      194.41
    Jun-99                    2.82                       211.54                      211.90
    Jul-99                    2.63                       206.95                      208.08
    Aug-99                    2.44                       215.55                      216.88
    Sep-99                    2.31                       229.16                      217.17
    Oct-99                    2.37                       254.76                      234.58
    Nov-99                    2.12                       307.61                      263.12
    Dec-99                    2.24                       417.34                      320.98
    Jan-00                    2.69                       422.13                      309.07
    Feb-00                   14.10                       589.73                      367.80
    Mar-00                    6.92                       475.88                      360.24
    Apr-00                    4.23                       382.18                      303.00
    May-00                    5.90                       337.77                      266.45
    Jun-00                    5.32                       423.96                      313.20
    Jul-00                    4.23                       385.91                      296.23
    Aug-00                    3.97                       451.94                      331.23
    Sep-00                    3.27                       422.38                      288.19
    Oct-00                    2.69                       377.58                      264.41
    Nov-00                    1.09                       274.73                      203.86
    Dec-00                    2.11                       281.72                      193.13
    Jan-01                    6.79                       302.61                      652.13
    Feb-01                    6.03                       227.83                      506.10
    Mar-01                    4.66                       186.03                      432.82
    Apr-01                    4.14                       232.56                      497.73
    May-01                    3.84                       234.12                      496.37
    Jun-01                    4.33                       244.84                      508.15
    Jul-01                    4.18                       218.66                      476.77
    Aug-01                    2.56                       199.05                      424.63
    Sep-01                    2.05                       154.84                      352.51
    Oct-01                    2.07                       181.14                      397.52
    Nov-01                    1.52                       206.20                      454.06
    Dec-01                    1.46                       215.69                      458.72

Item 13. Certain Relationships and Related Transactions

     On March 27, 2001, in connection with the SSGI acquisition, the Company issued to Philip H. Heintz, a former shareholder of SSGI, a former director and the current Chief Technology Officer of the Company, a promissory note in the aggregate principal amount of $460,000, payable in two installments of $250,000 payable on March 27, 2002 and $210,000 payable on March 27, 2003. The note bears interest at a rate of 10% per annum, and accrued interest on the entire outstanding balance is payable at each principal payment date. On March 27, 2002, the Company and Dr. Heintz entered into an Amendment to Promissory Note providing for the deferment of the first installment payment of $250,000 by the Company to Dr. Heintz until April 29, 2002.

     The information in the sections entitled "Employment Agreements with Executive Officers" and "Director Compensation" in Item 10 of this Part III is incorporated herein by reference

                                 EXHIBIT INDEX


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

 10.16        Employment Agreement between the Registrant and Alan
              West.
              *(n) (filed as Exhibit 10.25)

 10.17        Employment Agreement between the Registrant and Robert
              Lorette.
              *(n) (filed as Exhibit 10.26)

 10.18 Employment Agreement, dated as of March 17, 1997, between the Company and John G. Simon
              *(n) (filed as Exhibit 10.28)

 10.19        Rights Agreement, dated as of July 2, 1997.
              *(o) (filed as Exhibit 10.29)

10.20 Employment Agreement, dated as of December 1, 1999, between the Company and John G. Simon
              *(filed as Exhibit 10 to the 10K for the year ended December 31, 1999.)

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

10.25 Employment Agreement dated as of March 27, 2001 by and between UroMed and Philip Heintz.
              * (2) (Filed as Exhibit 10.25)

10.26 Employment Agreement dated as of March 27, 2001 by and between UroMed and L. Lee Potts.
              * (2) (Filed as Exhibit 10.26)

10.27         Letter Agreement with John Simon dated March 26, 2001.
              * (2) (Filed as Exhibit 10.27)

10.28         Promissory Note dated March 27, 2001 issued to Philip Heintz.
              *(Filed as Exhibit 10.28)

10.29 Amendment dated March 27, 2002 to Promissory Note dated March 27, 2001, issued to Philip Heintz. *(Filed as Exhibit 10.29)

10.30 Letter Agreement for Retention Bonus Arrangement dated February dated February 8, 2000 between the Company and Domenic C. Micale

10.31 Letter Agreement for Salary Benefit dated October 17, 2000 between The Company and Domenic C. Micale

10.32 Letter Agreement for amendment to Retention Bonus Arrangement dated January 5, 2001 between the Company and Domenic C. Micale.

10.33 Amendment to Employment Agreement dated on February 4, 1997, amended on December 1, 1999 between the Company and Daniel Muscatello dated March 12, 2001.

10.34 Amendment to Employment Agreement dated on February 4, 1997, amended on December 1, 1999 and on March 12, 2001 between the Company and Daniel Muscatello dated January 23, 2002.


  21          Subsidiaries of Registrant
              *(a) (filed as Exhibit No.  21)

  23.1 Consent of PricewaterhouseCoopers LLP (Filed with the 10-K for the year ended December 31, 2001.)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UroMed Corporation

Date:  April 30, 2002

                              By:  /s/ Daniel Muscatello
                                   -----------------------
                                   Daniel Muscatello
                                   President and Chief Executive Officer
                                   (Principle Executive Officer)

                              By:  /s/ Domenic C. Micale
                                   -----------------------
                                   Domenic C. Micale
                                   Chief Financial Officer and Treasurer
                                   (Principle Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K has been signed below as of April 30, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

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