Form 10QSB
period 2002-03-31
UROMED CORP
filed 2005-06-21
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23266

UROMED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At March 31, 2002, the Registrant had 7,254,382 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Uromed Corporation, a Delaware corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background

Uromed Corporation, a Delaware corporation, is sometimes referred to herein as "we", "us", "our", "Uromed", "Company" and the "Registrant". The Registrant was a biotechnology company formed in 1990 for the purpose of focusing on the development, manufacture and marketing of products for the management of urological and gynecological disorders and specifically were intended for the management of certain types of female urinary incontinence.

On May 15, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceedings, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Uromed.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and to change the Registrant's articles of incorporation with respect to the capital stock of the Company. On May 20, 2005, the Registrant's board of directors approved an amendment to the Registrant's articles of incorporation to (i) increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares; (ii) increase the number of authorized preferred stock from 500,000 to 10,000,000 shares; (iii) to change the par value of the Registrant's common stock from no par value to a par value of $0.0001 and to change the par value of the Registrant's preferred stock from $0.01 to $0.0001, and (iv) to authorize the issuance of up to 1,000,000 shares of series A preferred stock ("Series A Preferred Stock"). The holders of Series A Preferred Stock shall have ten votes per share on all matters submitted to a vote of stockholders of the Registrant.

In connection with the Bankruptcy Court Order confirming the sale of debtor's interest in certain intangible assets to Park Avenue Group, the Court authorized Park Avenue Group to appoint a new board of directors. On January 20, 2005, Park Avenue Group appointed Ivo Heiden and Michael F. Manion to the board of directors of the Registrant, which board subsequently appointed Mr. Heiden to be chief executive officer and Mr. Manion to be chief financial officer of the Registrant (the "Management").

New Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Our common stock previously traded on the NASDAQ OTCBB under the symbol URMD. In June 2002, due to the Registrant's failure to file reports under the Exchange Act, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Registrant's plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If our board of directors seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does Management intend to seek pre-approval from our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

The Registrant is entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 13, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 13, 2005

Financial Statements for the Interim Periods ended March 31, 2002 and 2001Back to Table of Contents

Uromed Corporation
Balance Sheets
(in thousands)
	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash	$843	$493
Short-term investments	304	2,422
Accounts receivable	943	913
Inventory	285	853
Prepaid expenses	0	417
Total current assets	2,375	5,098

Assets from discontinued operations held for sale:
Equipment, net	340	244
Other assets	7,584	7,584
Total Assets	$10,299	$12,926

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$777	$699
Accrued expenses	0	1,218
Notes payable	14,393	14,393
Notes payable - related parties	460	250
Deferred income	0	1,187
Capitalized lease obligation	7	12
Total current liabilities	15,637	17,759

Notes payable - related parties	0	210

Preferred Stock, $0.01 par value;
500 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, $.01 par value; 20,000,000 shares authorized;
7,574 issued and outstanding	112,930	112,930
Treasury, at cost	(606)	(606)
Accumulated other comprehensive income	12	12
Deferred stock compensation	(139)	(139)
Accumulated deficit	(117,535)	(117,240)
Total Stockholders' Deficiency	(5,338)	(5,043)

Total Liabilities and Stockholders' Deficiency	$10,299	$12,926

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	(Unaudited)
	2002	2001
Revenue	$1,330	$989

Costs and Expenses:
Cost of goods sold	1,000	813
Research and development	0	248
Marketing and sales	0	649
General and administrative	625	457
Other	0	93
Interest	0	107
Total costs and expenses	1,625	2,367

Loss from continuing operations before income taxes	(295)	(1,378)
Unrealized gain on investments	0	0
Loss from continuing operations before discontinued operations	(295)	(1,378)

Net Income (loss)	$5,043	$(3,731)

Basic and diluted per shares amounts:
Continued operations	$(0.04)	$(0.26)
Basic and diluted net loss	$(0.04)	$(0.26)

Weighted average shares outstanding (basic and diluted)	7,574	5,321

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows
(in thousands)
	Three Months Ended March 31,
	(Unaudited)
	2002	2001

Cash flows used by operating activities	$350	(1,844)

Cash flow from investing activities:
Sale of marketable securities	0	1,169
Acquisition of SSGI	0	(691)
Cash used in investing activities	0	478

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	9
Net cash provided by financing activities	0	9

Change in cash	350	(1,357)
Cash - beginning of period	493	5,974
Cash - end of period	$843	$4,617

See Notes to Unaudited Interim Financial Statements.

UROMED CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of UroMed Corporation. Uromed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2005. Prior to filing for bankruptcy under chapter 7, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2001 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"Fresh Start" Accounting: On May 15, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of May 16, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to May 15, 2002 are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before May 15, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company’s Article of Incorporation with respect to the capital stock of the Company. On May 20, 2005, pursuant the Bankruptcy Court Order dated January 19, 2005, the board of directors approved and authorized such amendment of the Company’s Article of Incorporation and:

  increased the number of authorized shares to 100,000,000 shares;
  changed the par value of our common and preferred stock to $0.0001;
  designated 1,000,000 series A preferred stock and issue 900,000 of such shares;

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court District of Massachusetts on January 19, 2005, the Court authorized a change in control pursuant to which Ivo Heiden and Michael Manion became our new directors on January 20, 2005 and the new board of directors appointed Ivo Heiden as chief executive officer and Michael F. Manion as chief financial officer on January 20, 2005. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Uromed's subsidiaries. The Bankruptcy Court Order further provided that the existing officers and directors were deemed removed from office and also authorized the appointment of new members to the board of directors.

On May 20, 2005 the board of directors approved and authorized an amendment of our Articles of Incorporation to establish a Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"). The holders of the Series A Preferred Stock shall be entitled to 10 (ten) votes on all matters submitted to a vote of our common stockholders. On May 20, 2005, the board of directors authorized the issuance of 900,000 shares of Series A Preferred Stock, which resulted in a change in control.

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.