Form 10QSB
period 2002-06-30
UROMED CORP
filed 2005-06-21
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At June 30, 2002, the Registrant had 7,254,382 shares of common stock outstanding.

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

On May 15, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Uromed.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group, to appoint new members to the Registrant's board of directors and to change the Registrant's articles of incorporation with respect to the capital stock of the Company. On May 20, 2005, the Registrant's board of directors approved an amendment to the Registrant's articles of incorporation to (i) increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares; (ii) increase the number of authorized preferred stock from 500,000 to 10,000,000 shares; (iii) to change the par value of the Registrant's common stock from no par value to a par value of $0.0001 and to change the par value of the Registrant's preferred stock from $0.01 to $0.0001, and (iv) to authorize the issuance of up to 1,000,000 shares of series A preferred stock ("Series A Preferred Stock"). The holders of Series A Preferred Stock shall have ten votes per share on all matters submitted to a vote of stockholders of the Registrant.

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

Our common stock previously traded on the NASDAQ OTCBB under the symbol URMD. In June 2002, due to the Registrant's failure to file periodic and annual reports, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on May 15, 2002 disclosing under Item 4. Changes in Registrant's Certifying Accountant and Item 3. Bankruptcy or Receivership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 13, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 13, 2005

Financial Statements for the Interim Periods ended June 30, 2002 and 2001 Back to Table of Contents

Uromed Corporation
Balance Sheets
(in thousands)
	Successor Company	Predecessor Company
	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$493
Short-term investments	0	2,422
Accounts receivable	0	913
Inventory	0	853
Prepaid expenses	0	417
Total current assets	0	5,098

Assets from discontinued operations held for sale:
Equipment, net	0	244
Other assets	0	7,584
Total Assets	$0	$12,926

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$699
Accrued expenses	0	1,218
Notes payable	0	14,393
Notes payable - related parties	0	250
Deferred income	0	1,187
Capitalized lease obligation	0	12
Total current liabilities	0	17,759

Notes payable - related parties	0	210

Preferred Stock, $0.01 par value;
500 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, $.01 par value; 20,000 shares authorized;
7,574 issued and outstanding	0	112,930
Treasury, at cost	0	(606)
Accumulated other comprehensive income	0	12
Deferred stock compensation	0	(139)
Accumulated deficit	0	(117,240)
Total Stockholders' Deficiency	0	(5,043)

Total Liabilities and Stockholders' Equity	$0	$12,926

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2002	2001	2002	2001
Revenue	$0	$1,519	$0	$2,508

Costs and Expenses:
Cost of goods sold	0	1,123	0	1,936
Research and development	0	566	0	814
Marketing and sales	0	1,020	0	1,669
General and administrative	0	560	0	1,017
Other	0	419	0	512
Interest	0	184	0	291
Total costs and expenses	0	3,872	0	6,239

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	(2,353)	0	(3,731)
Unrealized gain on investments	0	0	0	0
Loss from continuing operations before discontinued operations	0	(2,353)	0	(3,731)

Discontinued operations:
Loss from discontinued operations (net of taxes)	(147)	0	(442)	0
Gain on disposal of assets used in discontinued operations	5,485	0	5,485	0
Income from discontinued operations	5,338	0	5,043	0

Net Income (loss)	$(5,338)	$(2,353)	$5,043	$(3,731)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.32)	$0.00	$(0.59)
Discontinued operations	$0.70	$0.00	$0.67	$0.00
Basic and diluted net loss	$(0.70)	$(0.32)	$0.67	$(0.59)

Weighted average shares outstanding (basic and diluted)	7,574	7,321	7,574	6,326

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows
(in thousands)
	Six Months Ended June 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2002	2001

Cash flows used by operating activities	$350	(2,982)

Cash flow from investing activities:
Sale of marketable securities	0	1,254
Acquisition of SSGI	0	(972)
Proceeds from sale of equipment	0	0
Purchase of equipment	0	(59)
Cash used in investing activities	0	223

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	13
Payments on capital leases	0	0
Payments on line of credit	0	(474)
Cash transferred to bankruptcy estate	(843)	0
Net cash provided by financing activities	(843)	(461)

Change in cash	(493)	(3,220)
Cash - beginning of period	493	5,974
Cash - end of period	$0	$2,754

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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