Form 10QSB
period 2002-09-30
UROMED CORP
filed 2005-06-22
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23266

UROMED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	38-3717938
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At September 30, 2002, the Registrant had 7,254,382 shares of common stock outstanding.

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

On May 15, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the the bankruptcy proceeding is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Uromed.

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

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur. At September 30, 2002, we had no assets and no liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management was appointed during the first quarter of 2005. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the quarterly period ended March 31, 2005 during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 21, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 21, 2005

Financial Statements for the Interim Periods ended June 30, 2002 and 2001

Uromed Corporation
Balance Sheets
(in thousands)
	Successor Company	Predecessor Company
	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$493
Short-term investments	0	2,422
Accounts receivable	0	913
Inventory	0	853
Prepaid expenses	0	417
Total current assets	0	5,098

Assets from discontinued operations held for sale:
Equipment, net	0	244
Other assets	0	7,584
Total Assets	$0	$12,926

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$699
Accrued expenses	0	1,218
Notes payable	0	14,393
Notes payable - related parties	0	250
Deferred income	0	1,187
Capitalized lease obligation	0	12
Total current liabilities	0	17,759

Notes payable - related parties	0	210

Preferred Stock, $0.01 par value;
500 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, $.01 par value; 20,000,000 shares authorized;
7,574 issued and outstanding	0	112,930
Treasury, at cost	0	(606)
Accumulated other comprehensive income	0	12
Deferred stock compensation	0	(139)
Accumulated deficit	0	(117,240)
Total Stockholders' Deficiency	0	(5,043)

Total Liabilities and Stockholders' Deficiency	$0	$12,926

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2002	2001	2002	2001
Revenue	$0	$1,855	$0	$2,508

Costs and Expenses:
Cost of goods sold	0	1,161	0	3,097
Research and development	0	543	0	1,357
Marketing and sales	0	1,004	0	2,673
General and administrative	0	523	0	1,540
Other	0	422	0	934
Interest	0	148	0	439
Total costs and expenses	0	3,801	0	10,040

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	(1,946)	0	(5,677)
Extraordinary gain from extinguishment of debt	0	0	0	0
Loss from continuing operations before discontinued operations	0	(1,946)	0	(5,677)

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	(442)	0
Gain on disposal of assets used in discontinued operations	(0)	0	5,485	0
Income from discontinued operations	(0)	(1,946)	5,043	0

Net Income (loss)	$0	$(1,946)	$5,043	$(5,677)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.27)	$0.00	$(0.85)
Discontinued operations	$(0.00)	$0.00	$0.67	$0.00
Basic and diluted net loss	$(0.00)	$(0.27)	$0.67	$(0.85)

Weighted average shares outstanding (basic and diluted)	7,574	7,324	7,574	6,622

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows
(in thousands)
	Nine Months Ended September 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2002	2001

Cash flows used by operating activities	$350	(4,251)

Cash flow from investing activities:
Sale of marketable securities	0	2,888
Acquisition of SSGI	0	(972)
Proceeds from sale of equipment	0	0
Purchase of equipment	0	(62)
Cash used in investing activities	0	1,854

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	14
Payments on capital leases	0	0
Payments on line of credit	0	(474)
Cash transferred to bankruptcy estate	(843)	0
Net cash provided by financing activities	(843)	(460)

Change in cash	(493)	(2,857)
Cash - beginning of period	493	5,974
Cash - end of period	$0	$3,117

See Summary of Significant Accounting Policies and Notes to Financial Statements.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company’s Article of Incorporation with respect to the capital stock of the Company. On May 20, 2005, pursuant the Bankruptcy Court Order dated January 19, 2005, the board of directors approved and authorized such amendment of the Company’s Articles of Incorporation and:

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