Form 10QSB
period 2003-03-31
UROMED CORP
filed 2005-06-24
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At March 31, 2003, the Registrant had 7,254,382 shares of common stock outstanding.

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

None.

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

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 23, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 23, 2005

Financial Statements for the Interim Periods ended March 31, 2003 and 2002 Back to Table of Contents

Uromed Corporation
Balance Sheets
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,574,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002
Revenue	$0	$1,330

Costs and Expenses:
Cost of goods sold	0	1,000
General and administrative	0	625
Other	0	0
Total costs and expenses	0	1,625

Net Income (loss)	$0	$(295)

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.04)
Basic and diluted net loss	$(0.00)	$(0.04)

Weighted average shares outstanding (basic and diluted)	7,574	7,574

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows
(in thousands)
	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Cash flows used by operating activities	$0	350

Cash flow from investing activities:
Sale of marketable securities	0	0
Acquisition of SSGI	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Net cash provided by financing activities	0	0

Change in cash	0	350
Cash - beginning of period	0	493
Cash - end of period	$0	$843

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

4. New Accounting Standards

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements.

Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.