Form 10QSB
period 2003-06-30
UROMED CORP
filed 2005-06-24
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At June 30, 2003, the Registrant had 7,254,382 shares of common stock outstanding.

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

The Registrant did not filed a Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 23, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 23, 2005

Financial Statements for the Interim Periods ended June 30, 2003 and 2002 Back to Table of Contents

Uromed Corporation
Balance Sheets

	Successor Company
	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,574,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2003	2002	2003	2002
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	0	0	0	0
Other	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0	0	0
Unrealized gain on investments	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	(442)
Gain on disposal of assets used in discontinued operations	0	0	0	5,485
Income from discontinued operations	0	0	0	5,043

Net Income	$0	$0	$0	$5,043

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.67
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.67

Weighted average shares outstanding (basic and diluted)	7,574	7,574	7,574	7,574

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows
(in thousands)
	Six Months Ended June 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Cash flows used by operating activities	$0	350

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Payments on capital leases	0	0
Payments on line of credit	0	0
Cash transferred to bankruptcy estate	0	(843)
Net cash provided by financing activities	0	(843)

Change in cash	0	(493)
Cash - beginning of period	0	493
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Accordingly, we adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.