Form 10QSB
period 2003-09-30
UROMED CORP
filed 2005-06-24
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At September 30, 2003, the Registrant had 7,254,382 shares of common stock outstanding.

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

The Registrant did not file a Form 8-K during the quarter ended September 30, 2003.

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

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 23, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 23, 2005

Financial Statements for the Interim Periods ended June 30, 2003 and 2002

Uromed Corporation
Balance Sheets

	Successor Company
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,574,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	Successor Company		Successor Company	Predecessor Company
	2003	2002	2003	2002
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	0	0	0	0
Other	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0	0	0
Extraordinary gain from extinguishment of debt	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	(442)
Gain on disposal of assets used in discontinued operations	0	0	0	5,485
Income from discontinued operations	0	0	0	5,043

Net Income	$0	$0	$0	$5,043

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.67
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.67

Weighted average shares outstanding (basic and diluted)	7,574	7,574	7,574	7,574

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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