Form 10KSB
period 2003-12-31
UROMED CORP
filed 2005-06-28
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2003, the Registrant had 7,254,382 shares of common stock outstanding.

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

On May 15, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the corporation subsequent the the bankruptcy proceeding is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Uromed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2003 and 2002, the Registrant's common stock was subject to quotation on the OTCBB under the symbol URMD. In connection with the Registrant filing a Chapter 7 bankruptcy petition on May 15, 2002 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been only a limited trading market for our common stock for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2003 and 2002 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.00	$0.00
Quarter ended September 30, 2003	0.00	0.00
Quarter ended June 30, 2003	0.00	0.00
Quarter ended March 31, 2003	0.00	0.00

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.00	$0.00
Quarter ended September 30, 2002	0.01	0.00
Quarter ended June 30, 2002	0.12	0.02
Quarter ended March 31, 2002	0.39	0.25

(b) Approximate Number of Holders of Common Stock
On December 31, 2003, there were approximately 336 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2003, the Registrant issued no restricted shares.

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

Liquidity and Capital Resources

At December 31, 2003, we had no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2003 and 2002 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2003 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

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

Michael F. Manion, 55, has been CFO and a director of the Registrant since January 2005. Since 2000, Mr. Manion has been engaged in the business of reorganizing distressed public companies. From June 2003 until June 2004, Mr. Manion was president and a director of Sun City Industries Inc., a publicly traded reporting company. Sun City Industries, Inc. completed its reorganization by entering into a reorganization agreement with Yangling Daiying Biological Engineering Co. and subsequently changed its name to Worldwide Biotech & Pharmaceutical Co. From March 2004 until June 2004, Mr. Manion was a director of eChex Worldwide Corp., a publicly traded reporting company. Mr. Manion resigned as director in connection with eChex Worldwide entering into a merger agreement with BBMF Corp. of Honk Kong. Michael F. Manion is a cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2003, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2003
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

/s/ IVO HEIDEN Ivo Heiden CEO and Chairman Dated: June 27, 2005

/s/ MICHAEL F. MANION Michael F. Manion CFO and Director Dated: June 27, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Uromed Corporation as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uromed Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of May 16, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York
June 10, 2005

Financial Statements for the fiscal years 2003 and 2002

Uromed Corporation
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,254,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations Back to Table of Contents
(in thousands, except per share data)
	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2003	December 31, 2002
Revenue	$0	$6,098

Costs and Expenses:
Cost of goods sold	0	0
Research and development	0	0
Marketing and sales	0	0
General and administrative	0	0
Other	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(442)
Gain on disposal of assets used in discontinued operations	0	5,485
Income from discontinued operations	0	5,043

Net Income	$0	$5,043

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.70
Basic and diluted net loss	$0.00	$0.70

Weighted average shares outstanding (basic and diluted)	7,254	7,254

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents
(in thousands, except per share data)
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$0	$5,043
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	0	0
Gain from discontinued operations	0	(5,485)
(Increase) decrease in current assets	0	955
Increase (decrease) in accounts payable and accrued expenses	0	(163)
Cash flows used by operating activities	0	350

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash transferred to bankruptcy estate	0	(843)
Net cash provided by financing activities	0	(843)

Change in cash	0	(493)
Cash - beginning of period	0	493
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Stockholders' Deficiency Back to Table of Contents
(in thousands)
				Accumulated
				Other	Common
			Deferred	Compre-	Stock
		Common	Stock	hensive	Held In	Accumulated
	Shares	Stock Amount	Compensation	Income	Treasury	Deficit
Balance at December 31, 2000	5,440	$108,138	$(298)	$(103)	$(573)	$(109,145)

Issued upon exercise of options	20	17	-	-	-	-
Issued for SSGI acquisition	2,114	4,691	-	-	-	-
Issued options to settle debt	-	70	-	-	-	-
Repurchase of shares	-	33	-	-	(33)	-
Adjustment of deferred compensation	-	(19)	19	-	-	-
Amortization of deferred compensation	-	-	140	-	-	-
Unrealized gain on investments available for sale	-	-	-	115	-	-
Net loss	-	-	-	-	-	(8,095)
Balance at December 31, 2001	7,574	112,930	(139)	12	(606)	(117,240)

Effect of "Fresh Start" accounting	-	(112,930)	139	(12)	606	112,197
Net income	-	-	-	-	-	5,043
Balance at December 31, 2002	7,574	0	0	0	0	0

Net loss	-	-	-	-	-	0
Balance at December 31, 2003	7,574	$0	$0	$0	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

UROMED CORPORATION
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2003

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

Basis of Presentation: We adopted "fresh-start" accounting as of May 16, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduced sales for December 31, 2002 by $1,995,000 and related expenses by $2,437,000.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 or 2002.

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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatory redeemable financial instruments of certain non-public entities and certain mandatory redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatory redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatory redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatory redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

UROMED CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

The Company is not a party to any leases and does not have any commitments.

5. Stockholders' Equity:

Common Stock

On May 20, 2005, pursuant to the Bankruptcy Court Order dated January 19, 2005, the board of directors authorized an increase in our authorized shares of common stock to 100,000,000 shares with a par value of $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

Also on May 20, 2005 the board of directors approved and authorized an amendment of our Articles of Incorporation to establish a Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"). The holders of the Series A Preferred Stock are be entitled to 10 (ten) votes on all matters submitted to a vote of our common stockholders. On that same date the board of directors authorized the issuance of 900,000 shares of Series A Preferred Stock.

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