Form 10QSB
period 2004-03-31
UROMED CORP
filed 2005-06-28
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At March 31, 2004, the Registrant had 7,254,382 shares of common stock outstanding.

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

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 27, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 27, 2005

Financial Statements for the Interim Periods ended March 31, 2004 and 2003 Back to Table of Contents

Uromed Corporation
Balance Sheets
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,254,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	2004	2003
Revenue	$0	$0

Costs and Expenses:
Cost of goods sold	0	0
General and administrative	0	0
Other	0	0
Total costs and expenses	0	0

Net Income (loss)	$0	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	2004	2003

Cash flows used by operating activities	$0	0

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

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