Form 10QSB
period 2004-09-30
UROMED CORP
filed 2005-06-28
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At September 30, 2004, the Registrant had 7,254,382 shares of common stock outstanding.

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

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur. At September 30, 2004, we had no assets and no liabilities.

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

The Registrant did not file a Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: June 27, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: June 27, 2005

Financial Statements for the Interim Periods ended September 30, 2004 and 2003

Uromed Corporation
Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,254,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	0	0	0	0
Other	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0	0	0
Extraordinary gain from extinguishment of debt	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income	$0	$0	$0	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382	7,254,382	7,254,382

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Nine Months Ended September 30,
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.