Form 10KSB
period 2004-12-31
UROMED CORP
filed 2005-06-28
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2004, the Registrant had 7,254,382 shares of common stock outstanding.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2002, the Registrant's common stock was subject to quotation on the OTCBB under the symbol URMD. In connection with the Registrant filing a Chapter 7 bankruptcy petition on May 15, 2002 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been only a limited trading market for our common stock for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2004 and 2003 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2004
Quarter ended December 31, 2004	$0.00	$0.00
Quarter ended September 30, 2004	0.00	0.00
Quarter ended June 30, 2004	0.00	0.00
Quarter ended March 31, 2004	0.00	0.00

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.00	$0.00
Quarter ended September 30, 2003	0.01	0.00
Quarter ended June 30, 2003	0.01	0.00
Quarter ended March 31, 2003	0.01	0.00

(b) Approximate Number of Holders of Common Stock
On December 31, 2004, there were approximately 336 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2004, the Registrant issued no restricted shares.

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

Liquidity and Capital Resources

At December 31, 2004, we had no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2004 and 2003

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)	Amount of Beneficial Owner of Preferred Shares	Percent of Voting Shares(2)
Common Stock	Ivo Heiden, CEO and Chairman 115 East 57th Street, Suite 1118 New York, NY 10022	0 shares	0%	300,000 shares	18.46%
Common Stock	Michael F. Manion, CFO and Director 1220 Glenmore Drive Apopka, Florida 32712	0 shares	0%	300,000 shares	18.46%
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118 New York, NY 10022	0 shares	0%	300,000 shares	18.46%
Common Stock	Heintz Family Trust of 1997 1400 Providence Highway Norwood, MA 02062	2,000,000 shares	27.57%	0 shares	12.30%
Common Stock	Officers and directors as a group (2 persons)	7,254,382 shares	0%	600,000 shares	36.92%
(1) The percentage of common stock is based on 7,254,382 common stock issued and outstanding as of December 31, 2004.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2004
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

/s/ IVO HEIDEN Ivo Heiden CEO and Chairman Dated: June 28, 2005

/s/ MICHAEL F. MANION Michael F. Manion CFO and Director Dated: June 28, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Uromed Corporation as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uromed Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of May 16, 2002. The impact of this is more fully described in note 1 of the financial statements.

June 10, 2005

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Financial Statements for the fiscal years 2004 and 2003

Uromed Corporation
Balance Sheets Back to Table of Contents

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Preferred Stock, $0.01 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, no par value; 20,000,000 shares authorized;
7,254,382 issued and outstanding	0	0
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations Back to Table of Contents

	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2004	December 31, 2003
Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Other	0	0
Total costs and expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income	$0	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$0	$0
Cash flows used by operating activities	0	0

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Stockholders' Deficiency Back to Table of Contents
(in thousands)
				Accumulated
				Other	Common
			Deferred	Compre-	Stock
		Common	Stock	hensive	Held In	Accumulated
	Shares	Stock Amount	Compensation	Income	Treasury	Deficit
Balance at December 31, 2001	7,574	$112,930	$(139)	$12	$(606)	$(117,240)

Effect of "Fresh Start" accounting	-	(112,930)	139	(12)	606	112,197
Net income	-	-	-	-	-	5,043
Balance at December 31, 2002	7,574	0	0	0	0	0

Net income	-	-	-	-	-	0
Balance at December 31, 2003	7,574	0	0	0	0	0

Net income	-	-	-	-	-	0
Balance at December 31, 2004	7,574	$0	$0	$0	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

UROMED CORPORATION
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2004

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 or 2003.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

UROMED CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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