Form 10QSB
period 2005-03-31
UROMED CORP
filed 2005-07-12
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At March 31, 2005, the Registrant had 7,254,382 shares of common stock outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description
2.1	Bankruptcy Court Order dated January 19, 2005, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: July 12, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: July 12, 2005

Financial Statements for the Interim Periods ended March 31, 2005 and 2004 Back to Table of Contents

Uromed Corporation
Balance Sheets
	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	1,243	0
Total current liabilities	1,243	0

Preferred Stock, $0.0001 par value;
500,000 shares authorized; none issued	--	--

Stockholders' Deficiency:
Common stock, $0.0001 par value; 10,000,000 shares authorized;
7,254,382 issued and outstanding at March 31, 2005 and December 31, 2004	725	0
Additional paid in capital	(725)
Accumulated deficit	(1,243)	0
Total Stockholders' Deficiency	(1,243)	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	2005	2004
Revenue	$0	$0

Costs and Expenses:
General and administrative	1,243	0
Total costs and expenses	1,243	0

Net Income (loss)	$(1,243)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	2005	2004

Cash flows used by operating activities	$(1,243)	0

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Net cash provided by financing activities	1,243	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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