Form 10QSB
period 2005-06-30
UROMED CORP
filed 2005-08-08
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At June 30, 2005, the Registrant had 7,254,382 shares of common stock outstanding.

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

The Registrant did not filed a Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: August 8, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: August 8, 2005

Financial Statements for the Interim Periods ended June 30, 2005 and 2004 Back to Table of Contents

Uromed Corporation
Balance Sheets
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	6,243	0
Total current liabilities	6,243	0

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized
900,000 shares issued and outstanding	90	--

Stockholders' Deficiency:
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,254,382 issued and outstanding at June 30, 2005 and December 31, 2004	725	0
Additional paid in capital	(815)
Accumulated deficit	(6,243)	0
Total Stockholders' Deficiency	(6,243)	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	5,000	0	6,243	0
Total costs and expenses	5,000	0	6,243	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0	0	0
Unrealized gain on investments	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$(5,000)	$0	$(6,243)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382	7,254,382	7,254,382

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited)
	2005	2004
Cash flows used by operating activities	(6,234)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related parties	6,234	0
Cash generated by financing activities	6,234	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.