Form 10QSB
period 2005-09-30
UROMED CORP
filed 2005-10-24
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-23266

UROMED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	38-3717938
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2005, the Registrant had 7,254,382 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO and Chairman Dated: October 24, 2005

/s/ Michael F. Manion Michael F. Manion CFO and Director Dated: October 24, 2005

Financial Statements for the Interim Periods ended September 30, 2005 and 2004 Back to Table of Contents

Uromed Corporation
Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Account receivable - related party	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$468	$0
Accrued expenses	6,643	0
Total current liabilities	7,111	0

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized
900,000 shares issued and outstanding	90	--

Stockholders' Deficiency:
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,254,382 issued and outstanding	725	0
Additional paid in capital	(815)
Accumulated deficit	(7,111)	0
Total Stockholders' Deficiency	(7,111)	0

Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statement of Operations
For the three and nine months ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	868	0	7,111	0
Total costs and expenses	868	0	7,111	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	(868)	0	(7,111)	0
Unrealized gain on investments	0	0	0	0
Loss from continuing operations before discontinued operations	(868)	0	(7,111)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$(868)	$0	$(7,111)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382	7,254,382	7,254,382

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	(Unaudited)
	2005	2004
Cash flows used by operating activities	(6,643)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related parties	6,643	0
Cash generated by financing activities	6,643	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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