Form 10KSB
period 2005-12-31
UROMED CORP
filed 2006-03-29
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2005, the aggregate market value of the 5,254,382 common stock held by non-affiliates of the registrant was approximately $78,816. At December 31, 2005, the Registrant had 7,254,382 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $0.

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Organizational History and General Background of the Registrant

Uromed Corporation, a Delaware corporation, is sometimes referred to herein as "we", "us", "our", "Uromed", "Company" and the "Registrant". The Registrant was a biotechnology company formed in 1990 for the purpose of focusing on the development, manufacture and marketing of products for the management of urological and gynecological disorders and specifically products for certain types of female urinary incontinence.

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

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and to change the Registrant's certificate of incorporation with respect to the capital stock of the Company. On May 20, 2005, the Registrant's board of directors approved an amendment to the Registrant's certificate of incorporation to (i) increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares; (ii) increase the number of authorized preferred stock from 500,000 to 10,000,000 shares; (iii) to change the par value of the Registrant's common stock from no par value to a par value of $0.0001 and to change the par value of the Registrant's preferred stock from $0.01 to $0.0001, and (iv) to authorize the issuance of up to 1,000,000 shares of series A preferred stock ("Series A Preferred Stock"). The holders of Series A Preferred Stock shall have ten votes on all matters submitted to a vote of stockholders of the Registrant.

In connection with the Bankruptcy Court Order confirming the sale of debtor's interest in certain intangible assets to Park Avenue Group Inc., the Court authorized Park Avenue Group to appoint a new board of directors. At present, Ivo Heiden is the Company's sole officer and director (the "Management").

Discontinued Business Operations of the Registrant

Uromed Corporation was formed in 1990 for the purpose of focusing on the development, manufacture and marketing of products for the management of urological and gynecological disorders and specifically products for certain types of female urinary incontinence. The Company's first two products were the Reliance® Insert and Impress™ Softpatch, which were intended for care of female urinary incontinence. Urinary incontinence is the loss of bladder control resulting in the involuntary leakage of urine in amounts considered to be a social or personal problem. When used in connection with the former business operation of the Registrant, the "Company" shall include Uromed Corporation prior to bankruptcy and its former subsidiaries.

Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

    Current trends

Management believes that as a result of the relative uncertainty in the United States equity markets over the past few years, many privately-held companies have been closed off from the public market and traditional IPO's. During the past few years, many privately-held or public companies attempted to divest non-core assets and divisions and valuations of these assets and divisions have decreased significantly. Therefore, Management believes that there are substantial business opportunities to effect attractive acquisitions. As a public entity with its shares of common stock registered under the Exchange Act and publicly trading, Management believes to be well positioned to identify target acquisitions and to effect a business combination in order to take advantage of these current trends.

    Effecting a business combination

Prospective investors in the Company's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

    The Registrant has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

    Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

    Selection of a target business and structuring of a business combination

Management owns 18.46% of the issued and outstanding voting shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

Ÿ financial condition and results of operation of the target company;
Ÿ growth potential;
Ÿ experience and skill of management and availability of additional personnel;
Ÿ capital requirements;
Ÿ competitive position;
Ÿ stage of development of the products, processes or services;
Ÿ degree of current or potential market acceptance of the products, processes or services;
Ÿ proprietary features and degree of intellectual property or other protection of the products, processes or services;
Ÿ regulatory environment of the industry; and
Ÿ costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

    Probable lack of business diversification

We may seek to effect business combinations with more than one target business, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

Ÿ subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
Ÿ result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

   Limited ability to evaluate the target business' management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty. While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses, our ability to compete in acquiring certain sizable target businesses will be limited by our limited financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Mr. Heiden, our CEO and CFO, is our sole executive officer. Mr. Heiden is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote his full time to the Company's affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent public accountants.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Our Management believes that the requirement of having available audited financial statements for the target business will limit the pool of potential target businesses available for acquisition.

RISK FACTOR

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this annual report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this annual report, the following factors should be considered in evaluating the Company's business and future prospects.

RISKS RELATED TO OUR BUSINESS

The Company has a limited operating history and very limited resources.

Since emerging from bankruptcy, the Company's operations have been limited to seeking a potential business combination and has had no revenues from operations. Investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger, capital stock exchange, acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or seeking new business opportunities.

Since the Company has not currently selected a particular target industry or target business with which to complete a business combination, the Company is unable to currently ascertain the merits or risks of the business' operations.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which the Company may ultimately operate or the target business which the Company may ultimately acquire. To the extent the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the business operations of those entities. Although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that Management will properly ascertain or assess all such risks or that subsequent events may not alter the risks that the Company perceived at the time of the consummation of a business combination.

The Company may issue shares of the Company's common stock and preferred stock to complete a business combination, which would reduce the equity interest of the Company's stockholders and likely cause a change in control of the Company's ownership.

The Company's certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 92,745,618 authorized but unissued shares of the Company's common stock available for issuance and 9,100,000 of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

Ÿ  may significantly reduce the equity interest of current stockholders;
Ÿ will likely cause a change in control if a substantial number of the Company's shares of common stock are issued and most likely also result in the resignation of the Company's present officer and director; and
Ÿ may adversely affect prevailing market price for the Company's common stock.

Similarly, if the Company issues debt securities, it could result in:
Ÿ default and foreclosure on the Company's assets if the Company's operating revenues after a business combination were insufficient to pay the Company's debt obligations;
Ÿ acceleration of the Company's obligations to repay the indebtedness even if the Company has made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
Ÿ the Company's immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
Ÿ the Company's inability to obtain additional financing, if necessary, if the debt security contains covenants restricting the Company's ability to obtain additional financing while such security is outstanding.

It is likely that the Company's current officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company's ability to successfully effect a business combination will be dependent upon the efforts of the Company's Management. The future role of the Company's key personnel in the target business, however, cannot presently be ascertained. Although it is possible that Management will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although the Company intends to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company's assessment of management will prove to be correct.

Dependence on key personnel

The Company is dependent upon the continued services of its officer and director. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

The Company's officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to consummate a business combination.

The Company's officer and director is not required to commit his full time to the Company's affairs, which may result in a conflict of interest in allocating his time between the Company's business and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company's affairs. If Management's other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination.

The Company's officer and director is now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by this Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company's officer and director is now, and may in the future become, affiliated with entities, including other companies, engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company's office and director may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which he is or may be affiliated. Additionally, due to the Company's officer and director existing affiliations with other entities, he may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company's success may be:

Ÿ solely dependent upon the performance of a single operating business, or
Ÿ dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, the Company will not be able to diversify the Company's operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company's, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company's ability to compete in acquiring certain sizable target businesses will be limited by the Company's limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds, because of the size of the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company's officer, director or stockholders are not required to provide any financing to us in connection with or after a business combination.

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until the consummation of a business combination. The Company anticipates that it will have available sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commence business operations in connection with a business combination. In the event that the Company's available financial resources from its Management prove to be insufficient for the purpose of achieving its business objective through a business combination, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management to provide funds for the Company's operating expenses.

The Company's officer and director has a 18.45% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case the current director will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of Management's significant equity interest, the Company's Management has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company's existing board of director will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of Management

Any person who invests in the Company's common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company's Management will permit us to achieve the Company's business objectives.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted, which may make it difficult for the Company to enter into a business combination.

Ÿrestrictions on the nature of the Company's investments; and
Ÿ restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:
Ÿ registration as an investment company;
Ÿ adoption of a specific form of corporate structure; and
Ÿ reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its anticipated principal activities will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to "Independent Review".

Our director owns shares of our common stock and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one directors who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

General Economic Risks.

The Company's current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company's business objective and plan of operation. These conditions and other factors beyond the Company's control include also, but are not limited to regulatory changes.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Over the past two fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.02 to $0.01 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on March 28, 2006 was $0.015 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are quoted on the Pinksheets, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock is traded on the Pinksheets. Quotation of the Company's securities on the Pinksheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

Ÿ that a broker or dealer approve a person's account for transactions in penny stocks; and
Ÿ the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

Ÿ obtain financial information and investment experience objectives of the person; and
Ÿ make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

Ÿ sets forth the basis on which the broker or dealer made the suitability determination; and
Ÿ that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. It is the Company's expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022, which space consists of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Our common stock is currently quoted on the Pinksheets under the symbol URMD, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the Pinksheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006				Fiscal 2005		Fiscal 2004
	High		Low		High	Low	High	Low
First Quarter ended March 31		$0.02		$0.01	$0.02	$0.01	$0.01	$0.01
Second Quarter ended June 30	$	---	$	---	$0.02	$0.01	$0.01	$0.01
Third Quarter ended September 30	$	---	$	---	$0.03	$0.01	$0.01	$0.01
Fourth Quarter ended December 31	$	---	$	---	$0.30	$0.01	$0.01	$0.01

On December 31, 2005, there were approximately 336 shareholders of record of our common stock. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2005.

Sale of Unregistered Securities

During the three-month period ended December 31, 2005, the Registrant issued no restricted shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Overview

During the second quarter of 2002, we discontinued our former business operations in connection with our filing a Chapter 7 bankruptcy petition. The Company emerged from bankruptcy in January 2005 and discontinued its former business operations as a result of the Chapter 7 bankruptcy proceedings. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

Ÿ may significantly reduce the equity interest of our stockholders;
Ÿ will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
Ÿ may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
Ÿ default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
Ÿ acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
Ÿ our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
Ÿ our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity and Capital Resources

Since emerging from bankruptcy, the Company has neither engaged in any operations nor generated any revenues. While we are dependent upon interim funding provided by Management or affiliated parties to pay professional fees and expenses, we have no written finance agreement with Management or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

At December 31, 2005, we have had no assets and had $7,636 in current liabilities.

There are no limitations in the Company's certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2005 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2005 and 2004, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2005 and 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's executive officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. Management was appointed during the first quarter of fiscal 2005. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	39	CEO, CFO and Chairman	01/2005

Ivo Heiden, 39, has been CEO and Chairman of the Registrant since January 2005. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service. From October 2000 until February 2002, Mr. Heiden served as an vice president and director of PlanetLink Communications, Inc., a public reporting company. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Since October 2004, Mr. Heiden is president and chairman of Zaxis International Inc., a reporting company under the Exchange Act. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

Our director holds office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2005.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2005	---	---	---	---	---	---

(1) Mr. Heiden became the Company's officer and director of the Registrant in January 2005.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 28, 2006, the Registrant had 16,254,382 voting shares issued and outstanding including 900,000 shares of Series A Preferred Shares, with each share of Series A Preferred Stock having 10 votes on all matters submitted to a vote of shareholders.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)	Amount of Beneficial Owner of Preferred Shares	Percent of Voting Shares(2)
Common Stock	Ivo Heiden, CEO and Chairman 115 East 57th Street, Suite 1118 New York, NY 10022	0 shares	0%	300,000 shares	18.46%
Common Stock	Michael F. Manion 1220 Glenmore Drive Apopka, Florida 32712	0 shares	0%	300,000 shares	18.46%
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118 New York, NY 10022	0 shares	0%	300,000 shares	18.46%
Common Stock	Heintz Family Trust of 1997 1400 Providence Highway Norwood, MA 02062	2,000,000 shares	27.57%	0 shares	12.30%
Common Stock	Officer and director (1 person)	7,254,382 shares	0%	300,000 shares	18.46%
(1) The percentage of common stock is based on 7,254,382 common stock issued and outstanding as of December 31, 2005.
(2) The percentage of voting shares is based on 16,254,382 voting shares including 7,254,382 shares of common stock, with each common share having one vote and 900,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2005, with each share of Series A Preferred Share having 10 votes on all matters submitted to a vote of shareholders of the Registrant.

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

Exhibit No.	Description
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
Audit fees (1)	$4,000	$	---
Audit-related fees (2)	---		---
Tax fees (3)	---		---
All other fees	---		---
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 29, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Uromed Corporation as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uromed Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of May 16, 2002. The impact of this is more fully described in note 1 of the financial statements.

March 27, 2006

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Financial Statements for the fiscal years 2005 and 2004

Uromed Corporation
Balance Sheets Back to Table of Contents

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	7,636	0
Total current liabilities	0	0

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 900,000 issued and outstanding	90	0
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,254,382 issued and outstanding at December 31, 2005 and 2004	725	0
Accumulated deficit	(815)	0
Total Stockholders' Deficiency	(7,636)	0
	(7,636)	0
Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004

Revenue	$0	$0

Costs and Expenses:
General and administrative	7,636	0
Other	0	0
Total costs and expenses	7,636	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	(7,636)	0
Unrealized gain on investments	0	0
Loss from continuing operations before discontinued operations	(7,636)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net (loss) income	$(7,636)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(7,636)	$0
Cash flows used by operating activities	(7,636)	0

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	7,636	0
Net cash provided by financing activities	7,636	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Stockholders' Deficiency Back to Table of Contents

		Common	Preferred Stock		Accumulated
	Shares	Stock Amount	Shares	Amount	Deficit
Balance at December 31, 2003	7,574,000	0	0	0	0

Net income	-	-	-	-	0
Balance at December 31, 2004	7,574,000	0	0	0	0

Issuance of preferred stock			900,000	90
Net loss	-	-	-	-	(7,636)
Balance at December 31, 2005	7,574,000	$0	$900,000	$90	$(7,636)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

UROMED CORPORATION
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2005

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

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

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

In May 2005, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

UROMED CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

4. Stockholders' Equity:

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