Form 10QSB
period 2006-03-31
UROMED CORP
filed 2006-05-12
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 12, 2006, the Registrant had 16,559,205 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

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

During the second quarter of 2002, we discontinued our former business operations in connection with our filing a chapter 7 bankruptcy petition. The Company emerged from bankruptcy in January 2005. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

• may significantly reduce the equity interest of our stockholders;
• will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
• may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
• default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
• our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
• our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

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

At March 31, 2006, we have had no assets and had $10,385 in current liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
3.2(i)	Restated By-Laws, filed herewith.
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on March 27, 2006 with disclosure undet Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: May 12, 2006

Unaudited Interim Financial Statements for the Three-Month Periods Ended March 31, 2006 and 2005

Uromed Corporation
Balance Sheets Back to Table of Contents

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	10,385	7,636
Total current liabilities	10,385	7,636

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 900,000 issued and outstanding	90	90
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,254,382 issued and outstanding at March 31, 2006 and December 31, 2005	725	725
Additional paid-in capital	(815)	(815)
Accumulated deficit	(10,385)	(7,636)
Total Stockholders' Deficiency	(10,385)	(7,636)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations Back to Table of Contents

	Three-Month Ended	Three-Month Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	2,749	1,243
Other	0	0
Total costs and expenses	2,749	1,243

Net loss	$(2,749)	$(1,243)

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	7,254,382	7,254,382

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Three-Month Ended	Three-Month Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,749)	$(1,243)
Cash flows used by operating activities	(2,749)	(1,243)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	2,749	1,243
Net cash provided by financing activities	2,749	1,243

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

UROMED CORPORATION
Notes to the Unaudited Interim Financial Statements
Back to Table of Contents

1. Basis of Presentation

The financial statements include the accounts of UroMed Corporation. Uromed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2005. Prior to filing for bankruptcy under chapter 7, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company’s Article of Incorporation with respect to the capital stock of the Company. On May 20, 2005, pursuant the Bankruptcy Court Order dated January 19, 2005, the board of directors approved and authorized such amendment of the Company’s Articles of Incorporation and:

  • increased the number of authorized shares to 100,000,000 shares;
  • changed the par value of our common and preferred stock to $0.0001;
  • designated 1,000,000 series A preferred stock and issue 900,000 of such shares;

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

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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