Form 10QSB
period 2006-06-30
UROMED CORP
filed 2006-08-11
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

As of June 30, 2006, the Registrant had 23,754,382 shares of common stock issued and outstanding.

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

During the second quarter of 2002, we discontinued our former business operations in connection with our filing for bankruptcy. The Company emerged from bankruptcy in January 2005. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

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

Liquidity and Capital Resources

At present, the Company has no business operations. While we are dependent upon interim funding provided by Management or affiliated parties to pay professional fees and expenses, we have no written finance agreement with Management or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

At June 30, 2006, we have had no assets and had $11,879 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on April 17, 2006 with disclosure under Item 3.02 Unregistered Sales of Equity Securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: August 10, 2006

Unaudited Interim Financial Statements for the Six and Three-Month Periods Ended June 30, 2006 and 2005

Uromed Corporation
Balance Sheets Back to Table of Contents

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	11,879	7,636
Total current liabilities	11,879	7,636

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 900,000 issued and outstanding	--	90
Common stock, $0.0001 par value; 100,000,000 shares authorized;
23,754,382 and 7,254,382 issued at June 30, 2006 and December 31, 2005	2,375	725
Additional paid-in capital	72,625	(815)
Accumulated deficit	(86,879)	(7,636)
Total Stockholders' Deficiency	(11,879)	(7,636)
Total Liabilities and Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	76,494	5,000	79,243	6,243
Total costs and expenses	76,494	5,000	79,243	6,243

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	(76,494)	(5,000)	(79,243)	(6,243)
Loss from continuing operations before discontinued operations	(76,494)	(5,000)	(79,243)	(6,243)

Net loss	$(76,494)	$(5,000)	$(79,243)	$(6,243)

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	15,469,604	7,254,382	11,543,613	7,254,382

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Six-Month Ended	Six-Month Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$(4,243)	$(6,243)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	4,243	6,243
Net cash provided by financing activities	4,243	6,243

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Recent Issuance of Unregistered Securities

On April 17, 2006 the holders of 900,000 shares of preferred stock converted their shares into 9,000,000 shares of common stock. On June 23, 2006 2.5 million shares were issued each to Heiden, Rubin and Manion valued, in the aggregate, at $75,000 for services rendered on behalf of the company.