Form 10QSB/A
period 2006-06-30
UROMED CORP
filed 2006-10-24
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

At June 30, 2006, the Registrant had 14,754,382 shares of common stock issued and outstanding.

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

During the second quarter of 2002, we discontinued our former business operations in connection with our filing for bankruptcy. The Company emerged from bankruptcy in January 2005. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company may utilize its capital stock, debt securities or a combination of capital stock and debt securities, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

The issuance of additional shares of our capital stock:

• may significantly reduce the equity interest of our current stockholders;
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

Liquidity and Capital Resources

At present, the Company has no business operations. We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services and may be required to issue restricted shares in lieu of cash.

At June 30, 2006, we had no assets and had $11,879 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
4.1	Certificate of Designation of Series A Preferred Stock, filed herewith.
31.1	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on April 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: October 24, 2006

Unaudited Interim Financial Statements for the Six and Three-Month Periods Ended June 30, 2006 and 2005

Uromed Corporation
Balance Sheets Back to Table of Contents

	June 30, 2006	December 31, 2005
	(Revised)
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	11,879	7,636
Total current liabilities	11,879	7,636

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 900,000 issued and outstanding	90	90
Common stock, $0.0001 par value; 100,000,000 shares authorized;
14,754,382 and 7,254,382 issued at June 30, 2006 and December 31, 2005	1,475	725
Additional paid-in capital	73,435	(815)
Accumulated deficit	(86,879)	(7,636)
Total Stockholders' Deficiency	(11,879)	(7,636)
Total Liabilities and Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
	(Revised)		(Revised)
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	76,494	5,000	79,243	6,243
Total costs and expenses	76,494	5,000	79,243	6,243

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	(76,494)	(5,000)	(79,243)	(6,243)
Loss from continuing operations before discontinued operations	(76,494)	(5,000)	(79,243)	(6,243)

Net loss	$(76,494)	$(5,000)	$(79,243)	$(6,243)

Basic and diluted per shares amounts:
Continued operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	8,109,714	7,254,382	7,853,255	7,254,382

See Notes to unaudited interim financial statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Six-Month Ended	Six-Month Ended
	June 30, 2006	June 30, 2005
	(Revised)
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$(4,243)	$(6,243)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	4,243	6,243
Net cash provided by financing activities	4,243	6,243

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

Supplemental information: Shares issued for services in 2006: 7,500,000 valued at $75,000.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

5. Recent Issuance of Unregistered Securities

On June 23, 2006 2.5 million shares were issued each to Ivo Heiden, Richard Rubin and Michael F. Manion valued, in the aggregate, at $75,000 for services rendered on behalf of the company.

6. Rescission of Conversion of Preferred Shares into Common Stock

On September 27, 2006, the board of directors and the principal shareholders mutually agreed to rescind the April 17, 2006 conversion of 900,000 shares of Series A Preferred Stock into 9,000,000 shares of common stock. As a result of this rescission, the 9,000,000 shares of common stock were canceled and the 900,000 Series A Preferred Stock were reissued.

The resulting impact of this change is detailed as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	As reported	Adjustments	Revised	As reported	Adjustments	Revised
Statement of Operations:
Weighted average shares	15,469,604	(7,359,890)	8,109,714	11,543,613	(3,690,358)	7,853,255
Basic net loss per share	Nil	Nil	Nil	Nil	Nil	Nil
Balance Sheet:
Preferred stock				$0	$90	$90
Common stock				2,375	(900)	1,475
Additional paid-in capital				72,625	810	73,435
Accumulated deficit				(86,879)	0	(86,879)
Total Shareholder Deficiency				(11,879)	(90)	(11,969)