Form 10QSB
period 2006-09-30
UROMED CORP
filed 2006-11-14
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

At November 13, 2006, the Registrant had 15,601,262 shares of common stock issued and outstanding.

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

During 2002, we discontinued our former business operations in connection with our filing for bankruptcy. The Company emerged from bankruptcy in January 2005. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company may utilize its capital stock, debt securities or a combination of capital stock and debt securities, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

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

At September 30, 2006, we had no assets and had $11,500 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On August 17, 2006, the Company issued 400,000 restricted shares to Michael F. Manion in connection with the conversion of $7,500 in debt and 233,547 restricted shares to Ivo Heiden in connection with the conversion of $4,379 in debt. In addition, on August 17, 2006, the Company issued 213,333 restricted shares to Richard Rubin for legal securities compliance services valued at $4,000. The Registrant believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein.

Exhibit No.	Description
31	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: November 14, 2006

Unaudited Interim Financial Statements for the Nine and Three-Month Periods Ended September 30, 2006 and 2005

Uromed Corporation
Balance Sheets Back to Table of Contents

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	11,500	7,636
Total current liabilities	11,500	7,636

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 900,000 issued and outstanding	90	90
Common stock, $0.0001 par value; 100,000,000 shares authorized;
15,601,262 issued and outstanding at September 30, 2006; and
7,254,382 issued and outstanding at December 31, 2005	1,560	725
Additional paid-in capital	89,229	(815)
Accumulated deficit	(102,379)	(7,636)
Total stockholders' deficiency	(11,500)	(7,636)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	15,500	868	94,743	7,111
Total costs and expenses	15,500	868	94,743	7,111

Net loss	$(15,500)	$(868)	$(94,743)	$(7,111)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	15,479,030	7,254,382	7,864,271	7,254,382

See Notes to unaudited interim financial statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Nine-Month Ended	Nine-Month Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$(15,743)	$(6,643)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	15,743	6,643
Net cash provided by financing activities	15,743	6,643

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

Supplemental information: Shares issued for services in 2006: 7,713,333 valued at $79,000.

UROMED CORPORATION
Notes to the Unaudited Interim Financial Statements
Back to Table of Contents

1. Basis of Presentation

Uromed Corporation, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2005. Prior to filing for bankruptcy under chapter 7, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Recent Issuance of Unregistered Securities

On August 17, 2006, the Company issued 400,000 restricted shares to Michael F. Manion in connection with the conversion of $7,500 in debt and 233,547 restricted shares to Ivo Heiden in connection with the conversion of $4,379 in debt. In addition, on August 17, 2006, the Company issued 213,333 restricted shares to Richard Rubin for legal securities compliance services valued at $4,000.