Form 10KSB
period 2006-12-31
UROMED CORP
filed 2007-03-28
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At March 25, 2007, the aggregate market value of the 213,355 common stock held by non-affiliates of the registrant was approximately $108,301. At March 25, 2007, the Registrant had 531,766 shares of common stock outstanding.
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

On May 15, 2002, the Registrant filed a bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the corporation subsequent to the bankruptcy proceeding is free and clear of all liens, claims and encumbrances and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Uromed.

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

Business Objectives of the Registrant

As a result of the bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

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

    Effecting a business combination

Prospective buyers of the Company's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

    Selection of a target business and structuring of a business combination

Management may have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

• financial condition and results of operation of the target company;
• growth potential;
• experience and skill of management and availability of additional personnel;
• capital requirements;
• competitive position;
• stage of development of the products, processes or services;
• degree of current or potential market acceptance of the products, processes or services;
• proprietary features and degree of intellectual property or other protection of the products, processes or services;
• regulatory environment of the industry; and
• costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which may encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

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

    Probable lack of business diversification

We may seek to effect business combinations with more than one target business, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

• subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
• result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

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

The Company's certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 99,468,201 authorized but unissued shares of the Company's common stock available for issuance and 9,970,000 of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

•  may significantly reduce the equity interest of current stockholders;
• will likely cause a change in control if a substantial number of the Company's shares of common stock are issued and most likely also result in the resignation of the Company's present officer and director; and
• may adversely affect prevailing market price for the Company's common stock.

Similarly, if the Company issues debt securities, it could result in:
• default and foreclosure on the Company's assets if the Company's operating revenues after a business combination were insufficient to pay the Company's debt obligations;
• acceleration of the Company's obligations to repay the indebtedness even if the Company has made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
• the Company's immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
• the Company's inability to obtain additional financing, if necessary, if the debt security contains covenants restricting the Company's ability to obtain additional financing while such security is outstanding.

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

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company's success may be:

• solely dependent upon the performance of a single operating business, or
• dependent upon the development or market acceptance of a single or limited number of products or services.

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

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until the consummation of a business combination. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commence business operations in connection with a business combination. In the event that the Company's available financial resources from its Management prove to be insufficient for the purpose of achieving its business objective through a business combination, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management to provide funds for the Company's operating expenses.

The Company's officer and director has a 17.13% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the closing of a transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted, which may make it difficult for the Company to enter into a business combination.

•restrictions on the nature of the Company's investments; and
• restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:
• registration as an investment company;
• adoption of a specific form of corporate structure; and
• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its anticipated principal activities will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to "Independent Review".

Our director owns shares of our common stock and compensation will be paid to him for services rendered prior to or in connection with a business combination. He may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one directors who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Over the past two fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $1.20 to $0.01 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on March 15, 2007 was $0.62 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are subject to quotation on the NASDAQ Bulletin Board, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are subject to quotation on the NASDAQ Bulletin Board. Quotation of the Company's securities on the NASDAQ Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

• that a broker or dealer approve a person's account for transactions in penny stocks; and
• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and
• make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and
• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022, which space consists of approximately 300 square feet of executive office space and leased by the Company from a related party for $1,000 per month on a month-by-month basis. The Registrant believes that the office facilities are sufficient for the foreseeable future until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Our common stock is currently quoted on NASDAQ Bulletin Board under the symbol UOMD an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASDAQ Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007				Fiscal 2006		Fiscal 2005
	High		Low		High	Low	High	Low
First Quarter ended March 31		$1.08		$0.60	$0.60	$0.30	$0.30	$0.30
Second Quarter ended June 30	$	---	$	---	$0.60	$0.30	$0.30	$0.30
Third Quarter ended September 30	$	---	$	---	$0.90	$0.30	$0.30	$0.30
Fourth Quarter ended December 31	$	---	$	---	$0.90	$0.30	$0.30	$0.30

On December 31, 2006, there were approximately 295 shareholders of record of our common stock. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2006.

Sale of Unregistered Securities

During the three-month period ended December 31, 2006, the Registrant issued no restricted shares.

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

At December 31, 2006, we had assets of $7 and had $19,600 in liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2006 and 2005, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2006 and 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2006, the Company's executive officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	40	CEO, CFO and Chairman	01/2005

Ivo Heiden, 40, has been CEO and Chairman of the Registrant since January 2005. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Since October 2004, Mr. Heiden is president and chairman of Zaxis International Inc., a reporting company under the Exchange Act. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2006.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2006	9,000	---	---	---	---
	2005	---	---	---	---	---	---

(1) Mr. Heiden became the Company's officer and director in January 2005. Mr. Heiden's compensation for serving as the Company's officer and director accrues at a rate of $1,5000 a month.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 28, 2006, the Registrant had 531,766 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)
Common Stock	Ivo Heiden, CEO and Chairman 115 East 57th Street, Suite 1118 New York, NY 10022	91,119 shares	17.13%
Common Stock	Michael F. Manion 1576 Bella Cruz Drive, Suite 322 The Villages, FL 32159	96,668 shares	18.18%
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118 New York, NY 10022	90,446 shares	17.01%
Common Stock	Jay Gottlieb 27 Misty Brook Lane New Fairfield, CT 06812	41,211 shares	7.75%
Common Stock	Officer and director (1 person)	91,119 shares	17.13%
(1) The percentage of common stock is based on 531,766 common stock issued and outstanding as of March 28, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have filed reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 28, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Uromed Corporation as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uromed Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of May 16, 2002. The impact of this is more fully described in note 1 of the financial statements. Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

March 26, 2007

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Rochester, New York

Financial Statements for the fiscal years 2006 and 2005

Uromed Corporation
Balance Sheets Back to Table of Contents

	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$7	$0
Prepaid expenses	0	0
Total current assets	7	0

Other assets	0	0
Total Assets	$7	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	19,600	7,636
Total current liabilities	19,600	7,636

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,766 issued and outstanding at December 31, 2006 and
253,537 issued and outstanding at December 31, 2005	53	25
Additional paid-in capital	90,826	(25)
Accumulated deficit	(110,475)	(7,639)
Total Stockholders' Deficiency	(19,593)	(7,636)
Total Liabilities and Stockholders' Deficiency	$7	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005

Revenue	$0	$0

Costs and Expenses:
General and administrative	102,836	7,636
Other	0	0
Total costs and expenses	102,836	7,636

Net loss	$(102,836)	$(7,636)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.39)	$(0.03

Weighted average shares outstanding (basic and diluted)	263,040	253,537

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Cash flows used by operating activities	$(24,429)	$(7,636)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	24,436	7,636
Net cash provided by financing activities	24,436	7,636

Change in cash	7	0
Cash - beginning of period	0	0
Cash - end of period	$7	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Uromed Corporation
Statements of Stockholders' Deficiency Back to Table of Contents

		Common	Additional	Preferred Stock		Accumulated
	Shares	Stock Amount	Paid-in Capital	Shares	Amount	Deficit
Balance at December 31, 2004	253,537	$25	$(25)	0	$0	$0
Issuance of preferred stock	-	-	-	30,000	3	(3)
Net loss	-	-	-	-	-	(7,636)
Balance at December 31, 2005	253,537	25	25	30,000	3	(7,639)
Shares issued for services	257,111	26	78,974
Shares issued for cash	21,118	2	11,877	-	-
Net loss	-	-	-	-	-	(102,836)
Balance at December 31, 2006	531,766	$53	$90,826	30,000	$3	$(110,475)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

UROMED CORPORATION
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2006

The Company

Uromed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2006. Prior to filing for bankruptcy under chapter 7, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery.

Bankruptcy Proceedings: On May 15, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts (case no. 02-13545). As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 19, 2006, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

UROMED CORPORATION
Notes to Financial Statements
December 31, 2006

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

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2006, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company’s Article of Incorporation with respect to the capital stock of the Company. On May 20, 2006, pursuant the Bankruptcy Court Order dated January 19, 2006, the board of directors approved and authorized such amendment of the Company’s Articles of Incorporation and:

  increased the number of authorized shares to 100,000,000 shares;
  changed the par value of our common and preferred stock to $0.0001;
  designated 1,000,000 series A preferred stock and issue 900,000 of such shares;

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court District of Massachusetts on January 19, 2006, the Court authorized a change in control pursuant to which Ivo Heiden and Michael Manion became our new directors on January 20, 2006 and the new board of directors appointed Ivo Heiden as chief executive officer and Michael F. Manion as chief financial officer on January 20, 2006. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Uromed's subsidiaries. The Bankruptcy Court Order further provided that the existing officers and directors were deemed removed from office and also authorized the appointment of new members to the board of directors.

On May 20, 2006 the board of directors approved and authorized an amendment of our Articles of Incorporation to establish a Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"). The holders of the Series A Preferred Stock shall be entitled to 10 (ten) votes on all matters submitted to a vote of our common stockholders. On May 20, 2006, the board of directors authorized the issuance of 900,000 shares of Series A Preferred Stock, which resulted in a change in control.

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

The Company is not a party to any leases and does not have any commitments

5. Stockholders' Equity:

Common Stock

On May 20, 2006, pursuant to the Bankruptcy Court Order dated January 19, 2006, the board of directors authorized an increase in our authorized shares of common stock to 100,000,000 shares with a par value of $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Reverse Stock Split

On January8, 2007 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2007 for holders of record at January 8, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2005.

Stock Issued for Cash

We issued 21,118 shares of our common stock in exchange for receiving a total of $11,879 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services

We issued 257,111shares of our common stock in exchange for services rendered by related parties. The shares were valued at $79,000 or about $0.30 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Preferred Stock

Also on May 20, 2006 the board of directors approved and authorized an amendment of our Articles of Incorporation to establish a Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"). The holders of the Series A Preferred Stock are be entitled to 10 (ten) votes on all matters submitted to a vote of our common stockholders. On that same date the board of directors authorized the issuance of 900,000 shares of Series A Preferred Stock.

Stock Based Compensation

There are no employee or non-employee options granted.