Form 10QSB
period 2007-03-31
UROMED CORP
filed 2007-05-09
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

At May 8, 2007, the Registrant had 531,766 shares of common stock issued and outstanding.

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

At March 31, 2007, we had assets of $73 and had $38,387 in liabilities due to related parties.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: May 8, 2007

Unaudited Interim Financial Statements for the Three-Month Periods Ended March 31, 2007 and 2006

Uromed Corporation
Balance Sheets Back to Table of Contents

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$73	$7
Prepaid expenses	0	0
Total current assets	73	7

Total assets	$73	$7

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable-trade	$0	$0
Advances from related parties	38,387	19,600
Total current liabilities	38,387	19,600

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,766 issued and outstanding at March 31, 2007 and December 31, 2006	53	53
Additional paid-in capital	90,826	90,826
Accumulated deficit	(129,196)	(110,475)
Total stockholders' deficiency	(38,314)	(19,593)
Total liabilities and stockholders' deficiency	$73	$7

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	2007	2006

Revenue	$0	$0

Costs and expenses:
General and administrative	18,721	2,749
Total costs and expenses	18,721	2,749

Net loss	$(18,721)	$(2,749)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	531,766	253,537

See Notes to unaudited interim financial statements.

Uromed Corporation
Statements of Cash Flows Back to Table of Contents

	Three-Month Ended	Three-Month Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$(1,221)	$(2,749)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	1,287	2,749
Net cash provided by financing activities	1,287	2,749

Change in cash	66	0
Cash - beginning of period	0	0
Cash - end of period	$73	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company’s Article of Incorporation with respect to the capital stock of the Company. On May 20, 2005, pursuant the Bankruptcy Court Order dated January 19, 2005, the board of directors approved and authorized such amendment of the Company’s Articles of Incorporation and:

- increased the number of authorized shares to 100,000,000 shares;
- changed the par value of our common and preferred stock to $0.0001;
- designated 1,000,000 series A preferred stock and issue 30,000 of such shares;

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

On May 20, 2005 the board of directors approved and authorized an amendment of our Articles of Incorporation to establish a Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"). The holders of the Series A Preferred Stock shall be entitled to 10 (ten) votes on all matters submitted to a vote of our common stockholders. On May 20, 2005, the board of directors authorized the issuance of 30,000 shares of Series A Preferred Stock, which resulted in a change in control.

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

4. Recent Accounting Pronouncements

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

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.