Form 10QSB
period 2007-06-30
UROMED CORP
filed 2007-08-14
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23266

UROMED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	38-3717938
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 626, New York, NY	10038
(Address of Principal Executive Offices)	(ZIP Code)

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

On June 30, 2007, the Registrant had 531,766 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

At present, the Company has no business operations. We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services and may be required to issue restricted shares in lieu of cash. On June 30, 2007, we had assets of $3,015 and had $53,567 in liabilities due to related parties.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Ivo Heiden
Ivo Heiden
   CEO, CFO and Chairman
   Dated: August 14, 2007

Unaudited Interim Financial Statements for the Three- and Six-Month Periods Ended June 30, 2007 and 2006

Uromed Corporation
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$3,015	$7
Total current assets	3,015	7

Total assets	$3,015	$7

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable-trade	$2,500	$0
Advances from related parties	51,067	19,600
Total current liabilities	53,567	19,600

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,766 issued and outstanding at June 30, 2007 and December 31, 2006	53	53
Additional paid-in capital	90,826	90,826
Accumulated deficit	(141,434)	(110,475)
Total stockholders' deficiency	(50,552)	(19,593)
Total liabilities and stockholders' deficiency	$3,015	$7

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	12,238	76,494	30,959	79,423
Total costs and expenses	12,238	76,494	30,959	79,423

Net loss	$(12,238)	$(76,494)	$(30,959)	$(79,423)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.28)	$(0.06)	$(0.30)

Weighted average shares outstanding (basic and diluted)	521,766	272,768	531,766	263,206

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Six-Month Ended	Six-Month Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$(1,459)	$(4,243)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	4,467	4,243
Net cash provided by financing activities	4,467	4,243

Change in cash	3,008	0
Cash - beginning of period	7	0
Cash - end of period	$3,015	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Reverse Stock Split

On January 8, 2007 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2007 for holders of record at January 8, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2005.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial.

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