Form 10QSB
period 2007-09-30
UROMED CORP
filed 2007-11-14
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

On September 30, 2007, the Registrant had 531,766 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES	4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	CHANGES IN SECURITIES.	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	4

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Ivo Heiden
Ivo Heiden
   CEO, CFO and Chairman
   Dated: November 12, 2007

Unaudited Interim Financial Statements for the Three- and Nine-Month Periods Ended September 30, 2007 and 2006

Uromed Corporation
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$0	$7
Total current assets	0	7

Total assets	$0	$7

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable-trade	$512	$0
Advances from related parties	58,567	19,600
Total current liabilities	59,079	19,600

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,766 issued and outstanding at September 30, 2007 and December 31, 2006	53	53
Additional paid-in capital	90,826	90,826
Accumulated deficit	(149,961)	(110,475)
Total stockholders' deficiency	(59,079)	(19,593)
Total liabilities and stockholders' deficiency	$0	$7

See notes to unaudited interim financial statements.

Uromed Corporation
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	8,527	15,500	39,486	94,743
Total costs and expenses	8,527	15,500	39,486	94,743

Net loss	$(8,527)	$(15,500)	$(39,486)	$(94,743)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.03)	$(0.07)	$(0.36)

Weighted average shares outstanding (basic and diluted)	531,766	524,968	531,766	262,142

See Notes to Unaudited Interim Financial Statements.

Uromed Corporation
Statements of Cash Flows

	Nine-Month Ended	Nine-Month Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(39,486)	$(94,743)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	34,500	90,500
(Increase) decrease in current assets	0	0
Increase (Decrease) in accounts payable and accrued expenses	512	0
Cash flows used by operating activities	$(4,474)	$(4,243)

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	4,467	4,243
Net cash provided by financing activities	4,467	4,243

Change in cash	(7)	0
Cash - beginning of period	7	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

“Fresh Start” Accounting: On May 15, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of May 16, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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
• designated 1,000,000 series A preferred stock and issue 30,000 of such shares;

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

Reverse Stock Split

On January8, 2007 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2007 for holders of record at January 8, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2006.

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

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued “SFAS No. 154”, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.