Form 10KSB
period 2007-12-31
ST. LAWRENCE ENERGY CORP.
filed 2008-04-11
CIK 917821

UNITED STATES

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File No. - 0-23266

ST. LAWRENCE ENERGY CORP.

(Formerly UroMed Corporation)

(Name of Small Business Issuer in its Charter)

Delaware	38-3717938
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2370 Watson Ct., Suite 110

Palo Alto CA 94303

(Address of Principal Executive Offices)

Issuer's Telephone Number: (650) 424-8980

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: $0.001 par value common stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: March 18, 2008 - $77,804. There are approximately 273,545 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $0.65 per share.

(Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court by a court. Yes [X] No [ ]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 18, 2008: Common - 21,885,776

March 18, 2008: Series A Preferred - 30,000

March 18, 2008: Series B Preferred - 1,000,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS   Back to Table of Contents

Organizational History and General Background of the Registrant

St. Lawrence Energy Corp., a Delaware corporation formerly known as UroMed Corporation ("UroMed"), is sometimes referred to herein as "we", "us", "our", "St. Lawrence", "Company" and the "Registrant". The Registrant was a biotechnology company formed in 1990 for the purpose of focusing on the development, manufacture and marketing of products for the Management of urological and gynecological disorders and specifically products for certain types of female urinary incontinence.

On May 15, 2002, the Registrant filed a bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company subsequent to the bankruptcy proceeding is free and clear of all liens, claims and encumbrances and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of UroMed.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and to change the Registrant's certificate of incorporation with respect to the capital stock of the Company. Between January 19, 2005 and December 21, 2007, Ivo Heiden was the Company's sole officer and director (the "Former Management"). On May 20, 2005, the Registrant's board of directors approved an amendment to the Registrant's certificate of incorporation to (i) increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares; (ii) increase the number of authorized preferred stock from 500,000 to 10,000,000 shares; (iii) to change the par value of the Registrant's common stock from no par value to a par value of $0.0001 and to change the par value of the Registrant's preferred stock from $0.01 to $0.0001, and (iv) to authorize the issuance of up to 1,000,000 shares of Series A preferred stock ("Series A Preferred Stock"). The holders of Series A Preferred Stock have ten votes on all matters submitted to a vote of stockholders of the Registrant.

Change in Control in December 2007

Effective December 20, 2007, Michael F. Manion ("Manion"), Ivo Heiden ("Heiden") and Richard Rubin ("Rubin") entered into a Securities Purchase Agreement (the "Agreement") with Hirsch Capital Corp., a California corporation ("Hirsch"), pursuant to which, among other things: (i) Manion agreed to sell to Hirsch and Hirsch agreed to purchase from Manion an aggregate of 96,667 shares of Common Stock ("Common Stock") and 10,000 shares of Series A Preferred Stock ("Preferred Stock") of the Company owned of record and beneficially by Manion; (ii) Heiden agreed to sell to Hirsch and Hirsch agreed to purchase from Heiden 91,119 shares of Common Stock and 10,000 shares of Preferred Stock of the Company owned of record and beneficially by Heiden; and (iii) Rubin agreed to sell to Hirsch and Hirsch agreed to purchase from Rubin 90,445 shares of Common Stock and 10,000 shares of Preferred Stock of the Company owned of record and beneficially by Rubin. Hirsch is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate purchase price for the 278,231 shares of Common Stock and 30,000 shares of Preferred Stock being purchased by Hirsch was $800,000. The 278,231 shares of Common Stock and 30,000 shares of Preferred Stock of the Company purchased by Hirsch (the "Purchased Shares") represented approximately 69.5% of the 831,766 votes then entitled to be cast on all matters submitted to the stockholders of the Company. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on December 20 and 21, 2007.

On December 21, 2007, the name of the Company was changed from UroMed Corporation to St. Lawrence Energy Corp. by the filing of a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware. The Certificate of Amendment changing the name of the Company was approved by the written consent of the Board of Directors of the Company and the written consent of a majority of the voting shares entitled to vote on such amendment.

All information concerning the Common Stock and Preferred Stock of the Company presented in this Information statement reflects the 1 for 30 reverse stock split effective as of January 31, 2007

Discontinued Business Operations of the Registrant

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

Subsequent Events

On January 8, 2008, we agreed to purchase for $30 million 400,000 shares of the authorized but unissued Common Stock of NOK-BONG Ship Building Co., Ltd., a private company organized under the laws of the Republic Korea ("NOK-BONG"). As a result of such purchase, the Company became the passive owner of one-third of the outstanding shares of NOK-BONG. The valuation of NOK-BONG was based on an appraisal prepared by the Cheil CPA Accountancy firm in the Republic of Korea, a firm experienced in evaluating private South Korean corporations. A translated summary of this valuation report is filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008 (the "Form 8-K") and incorporated herein by reference. Summary financial information with respect to NOK-BONG was filed as Exhibit 99.2 to the Form 8-K and incorporated herein by reference.

The Company does not have any rights to be represented on the Board of Directors of NOK-BONG and does not intend to become active in NOK-BONG's Management either by seeking or accepting representation on the NOK-BONG Board of Directors or having its designee act as an executive officer of NOK-BONG.

Filed as Exhibit 99.3 to the Form 8-K and incorporated herein by reference is the Subscription Agreement dated January 8, 2008 (the "NOK-BONG Subscription Agreement") pursuant to which the Company agreed to purchase and NOK-BONG agreed to sell the 400,000 shares of Common Stock of NOK-BONG. NOK-BONG relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as its exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the 400,000 shares of its Common Stock to the Company. The NOK-BONG Subscription Agreement contains representations and warranties from the Company on which NOK-BONG relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

The Company, after evaluation, made an independent decision to make the investment in NOK-BONG. The Company does not believe that acquisition of a one-third equity interest in NOK-BONG represents the acquisition of any of the underlying assets of NOK-BONG because it did not result in the acquisition of control of such assets. As described in Item 1.01 of the Form 8-K, the Company did not acquire any representation on the Board of NOK-BONG, did not have any of its designees appointed as an executive office of NOK-BONG and does not have any plans to influence the Management of NOK-BONG with respect to NOK-BONG's assets. The 400,000 shares of Common Stock of NOK-BONG acquired by the Company do represent a significant amount of assets acquired other than in the ordinary course of business of the Company. Exhibit 99.1 to the Form 8-K is a translated summary of the evaluation of NOK-BONG on which the Company based the value of its one-third interest. Exhibit 99.2 to the Form 8-K sets forth summary financial information with respect to NOK-BONG.

Concurrently with the acquisition of 400,000 shares of the common stock of NOK-BONG, and pursuant to the NOK-BONG Subscription Agreement, NOK-BONG agreed to purchase and the Company agreed to sell for $30 million 20,000,000 shares of our authorized but unissued Common Stock at a price per share of $1.50. The consideration received by the Company for the sale of the 20,000,000 shares of it Common Stock to NOK-BONG was 400,000 shares of Common Stock of NOK-BONG, which represent a one-third ownership interest in NOK-BONG. NOK-BONG has advised us that it has no intention to seek representation on our Board of Directors or to become active in the Management of the Company. We relied on Section 4(2) of the Securities Act as its exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the 20,000,000 shares of our Common Stock to NOK-BONG. The NOK-BONG Subscription Agreement contains representations and warranties from NOK-BONG on which the Company relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

Filed as Exhibit 99.4 to the Form 8-K is the Subscription Agreement dated January 14, 2008 (the "3Soft Subscription Agreement") and incorporated herein by reference, pursuant to which 3Soft, Inc., a company organized under the laws of the Republic of Korea whose share trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ ("3Soft"), agreed to purchase for $10 million in immediately available funds, shares of the Company's authorized but unissued Common Stock at a price per share equal to the higher of $1.50 or 85% of the closing price of our Common Stock on the trading day immediately preceding the date (a "Closing Date") on which 3Soft purchases any of the shares of the Company's Common Stock . Pursuant to the 3Soft Subscription Agreement, 3Soft purchased in January 2008 for $2 million directly from the Company 1,334,000 shares of our Common Stock and agreed to purchase the remaining $8 million during the first quarter of 2008. 3Soft has indicated to us that it would not complete its purchase of our stock during the first quarter of 2008, and we are currently in discussions with 3Soft concerning an amendment of the 3Soft Subscription Agreement.

3Soft has advised us that it has no intention to seek representation on the Company's Board of Directors or to become active in the Management of the Company. We relied on Section 4(2) of the Securities Act as our exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the shares of our Common Stock to 3Soft. The 3Soft Subscription Agreement contains representations and warranties from 3Soft on which we relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

Filed as Exhibit 99.5 to the Form 8-K and incorporated herein by reference is the Subscription Agreement dated January 14, 2008 (the "Hirsch Subscription Agreement") pursuant to which Hirsch subscribed for one million (1,000,000) shares of our Series B Preferred Stock of the Company. The consideration received by the Company for the sale of the one million (1,000,000) shares of its Series B Preferred Stock to Hirsch includes the transformation of the Company from a shell company into an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K and further business relationships with us which are now being negotiated with NOK-BONG and 3Soft. The Hirsch Subscription Agreement was approved by: (i) the Joint Written Consent of the Board of Directors Company and of a majority vote of the stockholders of the Company; and (ii) NOK-BONG and 3Soft. The Company relied on Section 4(2) of the Securities Act as its exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the 1,000,000 shares of its Series B Preferred Stock to Hirsch. The Hirsch Subscription Agreement contains representations and warranties from Hirsch on which we relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

On January 14, 2008, the Board of Directors of the Company and a majority of the voting securities of the Company approved an amendment and restatement of the Company's Certificate of Incorporation, as theretofore amended. A copy of the Amended and Restated Certificate of Incorporation of the Company, which was filed with the Secretary of State of the State of Delaware and became effective on January 14, 2008, was filed as Exhibit 3(i) to the Form 8-K and is incorporated herein by reference. Our Amended and Restated Certificate of Incorporation now provides for: (i) an authorized capital stock consisting Five Hundred Million (500,000,000) shares, of which Four Hundred Ninety Five Million (495,000,000) shall be designated as Common Stock, par value $0.0001 per share ("Common Stock") and Five Million (5,000,000) shares shall be designated as Preferred Stock, par value $0.0001 per share ("Preferred Stock"); (ii) a division of the Preferred Stock into two series, Series A Preferred Stock, which had been previously authorized by a Certificate of Designation, and Series B Preferred Stock, which was not previously authorized; and (iii) the designation of One Million (1,000,000) shares of Preferred Stock as Series A Preferred Stock and Four Million (4,000,000) shares of Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to one hundred (100) votes per shares and is convertible at the option of the holder thereof on a share for share basis into Common Stock. All shares of Preferred Stock shall vote together as a single class with the Common Stock on all matters submitted to the stockholders of the Company for vote or written consent and shall be preferred to the Common Stock as to distributions to stockholders.

The issuance of one million (1,000,000) shares of Series B Preferred Stock to Hirsch permits Hirsch to retain the approximate voting control it had before encouraging NOK-BONG and 3Soft to purchase the more than twenty five million (25,000,000) shares of Common Stock at a price per share of at least $1.50 and does so with the approval of both NOK-BONG and 3Soft, each of which has expressed its intent to permit the Company's Board of Directors and officers, who were designated by Hirsch, to continue to manage the Company.

Each share of Series A Preferred Stock is entitled to ten (10) votes, has a liquidation preference of $0.10 per share and is not convertible into Common Stock. Each share of Series B Preferred Stock is entitled to one hundred (100) votes, has a liquidation preference of $1.00 per share and is convertible at the option of the holder thereof into one (1) share shares of Common Stock, subject to adjustment in the event of any stock split or reverse stock split of the Common Stock. The authorization of the Series B Preferred Stock with the foregoing voting, liquidation and conversion privileges significantly limits the voting, liquidation and fully diluted rights of the holders of the Common Stock.

On February 20, 2008, Mitchell resigned from all offices and as a director of the Company for personal reasons. Until a replacement can be found, Garst will act as Chief Executive Officer and Chief Financial Officer of the Company.

Business Objectives of the Registrant

As a result of the bankruptcy proceeding, the Registrant had no operations while managed by our Former Management. Our Former Management determined to direct its efforts and limited resources to pursue and effect a business combination.

On December 21, 2007, our Former Management resigned from all offices with the Company after electing Robert Mitchell ("Mitchell") to become our President, Chief Executive Officer, Chief Financial Officer and Secretary and W. Benjamin Garst, Jr. ("Garst") to become our Executive Vice President. Pursuant to the Agreement, Heiden resigned as our sole director after appointing Mitchell, Anthony U. Martinez ("Martinez") and Garst as our new Board of Directors.

Since purchasing a controlling interest in our Company from Manion, Heiden and Rubin at the end of our fiscal year, Hirsch has shifted the focus of the Company from a shell company into becoming an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K. NOK-BONG is a privately owned Korean shipbuilder and 3Soft is a public Korean company in the solar cell business. We will talk more about our new direction in our Quarterly Report for the first quarter of 2008.

Competition

We expect to encounter intense competition from other domestic and foreign companies operating in the energy sectors. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

Mr. Garst, our acting CEO and CFO, is our sole executive officer. Mr. Garst or his successors in office ("Management") is not obligated to contribute any specific number of hours per week and intends to devote only as much time as Management deems necessary to the Company's affairs. We do not intend to have any full time employees prior to the time necessary to operate our business.

Conflict of Interest

Management is not required to commit its full time to the Company's affairs. As a result, implementing our transition from a shell company to an operating company may require a greater period of time than if Management would devote its full time to the Company's affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities, whether or not similar to ours. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise.

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

Since emerging from bankruptcy, the Company has had no revenues from operations. Investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, until it negotiates and implements agreements with NOK-BONG, 3Soft and others which will turn it into an operating energy sector company. The Company will not generate any revenues until, at the earliest, after the implantation of the agreements entered into with NOK-BONG, 3Soft and others.

Since the Company selected as its target business the energy sector, it must now compete with some of the largest, best managed and best capitalized corporations in the world.

Before we identified the energy sector as our target business in early 2008, there was no basis for investors to evaluate the possible merits or risks of the particular industry in which the Company might ultimately operate or the target business which the Company might ultimately acquire. Now that our target business has been determined, we must decide how we can best use our strategic relationships with NOK-BONG and 3Soft to create an operating company with strategic advantages in narrow markets. There can be no assurance that this strategy can be successfully implemented or that it will benefit stockholders or prove to be more favorable to stockholders than had we remained a shell company.

In January 2008, the Company issued 21,334,000 shares of its common stock and 1,000,000 shares of its Series B Preferred Stock in connection with the events described below under "Subsequent Events", which issuances created substantial dilution to our stockholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. Prior to the investments by NOK-BONG and 3Soft in January 2008, we had 1,157,272 shares of our common stock and 30,000 shares of our Series A Preferred Stock issued and outstanding. As a result of the transactions (the "January Transactions") described under the caption "Subsequent Events", we issued 20,000,000 shares of our common stock to NOK-BONG, 1,334,000 shares of our common stock to 3Soft and 1,000,000 of our Series B Preferred Stock to Hirsch. Before the January Transactions, our non-affiliated stockholders owned 49.6% of our outstanding shares of common stock and enjoyed 34.4% of the votes in matters submitted to stockholders. After giving effect to the January Transactions, our non-affiliated stockholder owned 1.2% of our outstanding common stock and enjoyed 0.002% of the votes in matters submitted to stockholders.

Dependence on key personnel

We are dependent upon the continued services of our officer and director. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Our officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to implement its decision to become an operating company in the energy sector.

Our officer and director is not required to commit his full time to the Company's affairs, which may result in a conflict of interest in allocating his time between the Company's business and other businesses. We do not intend to have any full time employees prior to the consummation of agreements that would require such full time attention. Our officer and director is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company's affairs. If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to become an operating company.

Our present plans are to limit the Company's activities to the energy sector, which will cause us to be solely dependent on such single business and a limited number of products or services.

We believe that we have situated the Company to become an operating company in limited segments of the energy sector - the transportation of ethanol and other alternate fuels by ship and the sale and marketing of solar power products manufactured by 3Soft and others. Accordingly, the prospects for the Company's success will be:

• solely dependent upon the performance of a single operating business, or

• dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike many of our prospective competitors.

The Company has limited resources and there is significant competition in the target market we intend to enter.

We expect to encounter intense competition from other entities having a business objective similar to the Company's, including ship builders, ship operators, solar panel manufacturers, solar product fabricators, solar product resellers and other companies that compete in this segment as a part of their business. Many of these entities are well established, have extensive experience, possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors.

The Company may be unable to obtain the additional financing that will be required to implement its business strategy.

We believe that the proceeds remaining from the sale of the shares to 3Soft will not be sufficient to implement our business strategy. To the extent that additional financing proves to be unavailable on terms we deem to be acceptable, we may be unable to become an operating business despite the strategic relationships we created at a cost of substantial dilution to our stockholders. The failure to secure adequate additional financing could also have a material adverse effect on the continued development or growth of our target business. Neither Management nor our significant stockholders are required to provide any financing to us.

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until it consummates additional agreements with NOK-BONG, 3Soft and others. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its significant stockholders prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its significant stockholders to provide funds for the Company's operating expenses.

Hirsch has a 82.5% voting power and thus can control any action requiring stockholder vote.

Because of its ownership of  30,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred stock and 278,231 shares of common stock, all of which vote together as a single class on matters submitted to a vote of stockholders, and because each share of Series A Preferred Stock is entitled to 10 votes per share and each share of Series B Preferred Stock is entitled to 100 votes per share, after giving effect to the January Transactions, Hirsch had 100,578,231 of the 121,885,776 total outstanding votes entitled to be cast on matters submitted to a vote of our stockholders, permitting Hirsch to elect all of our directors and to approve any matter submitted to a vote of our stockholders.

Broad discretion of Management

Any person who invests in our common stock will do so dependent on the broad discretion and judgment of Management in connection with the implementation of the our business strategy. There can be no assurance that determinations made by Management will permit us to achieve the Company's business objectives.

If the Company is deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate our business objective.

If we are deemed to be an investment company, we would be:

• restricted in the nature of our investments; and

• restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that Company's activities prior to the January Transactions or that our anticipated principal activities after the January Transaction will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by Management on behalf of the Company will generally not be subject to "Independent Review".

Management may receive compensation and reimbursement for out-of-pocket expenses incurred in connection with activities on the Company's behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which presently consists of one director who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Since January 1, 2006 to March 28, 2007, the market price for our common stock has ranged from $1.50 to $0.28 (See "Market for Common Equity and Related Stockholder Matters" on page 12 of this Annual Report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on March 20, 2008 was $0.60 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

• that a broker or dealer approve a person's account for transactions in penny stocks; and

• the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

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

It is our intention during 2008 to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. Management expects to retain any earnings for use in its business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTIES  Back to Table of Contents

The Registrant's corporate office is located at 2370 Watson Ct., Suite 110, Palo Alto CA 94303, which space consists of approximately 5,600 square feet of executive office space which it shares with Hirsch and its affiliates and which is provided to us without charge. We believe that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING  Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  Back to Table of Contents

During the year ended December 31, 2007, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER  Back to Table of Contents

Our common stock is currently quoted on NASDAQ Bulletin Board under the symbol SLAW an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASDAQ Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008				Fiscal 2007		Fiscal 2006
	High		Low		High	Low	High	Low
First Quarter ended March 31		$1.50		$.29	$1.50	$0.51	$0.60	$0.30
Second Quarter ended June 30	$	---	$	---	$1.25	$0.55	$0.60	$0.30
Third Quarter ended September 30	$	---	$	---	$0.71	$0.51	$0.90	$0.30
Fourth Quarter ended December 31	$	---	$	---	$0.65	$0.28	$0.90	$0.30

On December 31, 2007, there were approximately 295 stockholders of record of our common stock. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefor. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends, other than the preference that holders of preferred stock have if any dividends are declared.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2007.

Sale of Unregistered Securities

During the three-month period ended December 31, 2007, the Registrant issued no restricted shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION  Back to Table of Contents

Overview

Some of the statements contained in this Annual Report of St. Lawrence Energy Corp., a Delaware corporation (hereinafter referred to as "we", "us", "our", "Company" and "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

During 2002 we discontinued our former business operations in connection with our filing for bankruptcy. The Company emerged from bankruptcy in January 2005. Until the January Transactions, our business objective was to seek a business combination with an operating company. After the January Transactions we intend to use the Company's limited personnel and financial resources in connection with emerging from our shell company status to become an operating company in the energy sector.

In order to fund our transformation into an operating company, we may have to issue additional shares of our capital stock, which:

• may significantly reduce the equity interest of our current stockholders; and

• may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

• default and foreclosure on our assets if our operating revenues were insufficient to pay our debt obligations;

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

Liquidity and Capital Resources

At present, the Company has no business operations. We are dependent upon the funds remaining from the investment by 3Soft to pay professional fees and expenses. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

At December 31, 2007, we had assets of $0 and had $3,500 in liabilities.

There are no limitations in the Company's certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock required to implement our business strategy may have a material adverse effect on the Company's financial condition and future prospects, including the ability to become a cash flow positive operating company. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2007 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2007 and 2006, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS  Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2007 and 2006 are attached to this Annual Report

Financial Statements for the Fiscal Year ended December 31, 2007 and 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES  Back to Table of Contents

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our Management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION  Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  Back to Table of Contents

Identification of Directors and Executive Officers

W. Benjamin Garst, Jr., the Executive Vice President and acting Chief Executive Officer and Chief Financial Officer of the Company is the only current director and executive officer of the Company, having been appointed as Executive Vice President and a director in January 2008 by Ivo Heiden, the former sole director and executive officer who served in those positions between January 2005 and December 2007, and having been appointed by the Board of Directors as acting Chief Executive Officer and Chief Financial Officer in February 2008. Mr. Garst will serve until the next annual meeting of the stockholders or until his or successor is elected or appointed and qualified, or his prior resignation or termination.

Robert Mitchell, who was appointed by Mr. Heiden as President, Chief Executive Officer and Chief Financial Officer of the Company in December 2007 and as a director in January 2008, resigned from those offices on February 20, 2008 for personal reasons.

Anthony U. Martinez was appointed by Mr. Heiden as a director in January 2008.

There is currently one vacancy on our Board of Directors due to the resignation of Mr. Mitchell. We are currently searching for a candidate to fill such vacancy and for a candidate or candidates to become our Chief Executive Officer and Chief Financial Officer.

Business Experience

Ivo Heiden was our CEO and Chairman between January 2005 and December 2007. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Since October 2004, Mr. Heiden is president and chairman of Zaxis International Inc., a reporting company under the Exchange Act. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006Mark L. Meriwether, age 48. For the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor. He is currently the CEO, Secretary and Treasurer and a director of Oak Ridge Micro-Energy, Inc., a Colorado corporation (OTCBB: OKME), that is engaged in the development of thin-film lithium batteries, and has held other executive positions with Oak Ridge since 2001. Mr. Meriwether resigned in May, 2007.

Ben Garst, age 65, has been Chairman of the Board of Hirsch Capital Corp., a private company, for the past year. For the prior four years, Mr. Garst has been engaged in a number of start up businesses utilizing his thirty year experience in managing and directing sales/marketing organizations in a variety of industries, such as multi-national design firms, architectural firms, computer hardware / network security manufacturers and nanotechnology development companies.

Robert Mitchell, age 54, was a director and officer of St. Lawrence Energy for 3 months. During the past five years, Mr. Mitchell worked in executive management and as an international consultant with the GPS Division of Trimble Navigation, as an executive staff consultant for Illinois based May Company International providing advice to small and medium-sized businesses. He also worked as a consultant for various corporations providing counsel in the fields of technology and business. His education includes a Bachelors degree from Northwestern University in electrical engineering, including Digital Satellite Communications, an M.B.A. from Northwestern University in international management, and a Juris Doctorate from San Francisco Law School with a concentration in contracts and commercial law.

Anthony U. Martinez, age 63, is currently and has for the last 5 years been an Associate Professor at Argosy University and an Instructor at San Francisco State University.

None of Messrs. Garst, Mitchell or Martinez is a director of any other company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Officers serve at the discretion of the Board of Directors.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

To the best knowledge of our Management, all required reports of directors, executive officers and 10% stockholders required to be filed under Section 16(a) of the Exchange Act have been filed and no other reports are presently required to be filed.

Code of Ethics

In January 2005, we adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have one director and executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. We will reconsider our need for a Nominating Committee if and when our Board of Directors expands to more than three members.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

ITEM 10. EXECUTIVE COMPENSATION  Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Ivo Heiden, CEO, CFO and Chairman (1)	12/31/2007 12/31/2006 12/31/2005	0 $9,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Mitchell (2)	12/31/2007	0	0	0	0	0	0	0	0
W. Benjamin Garst, Jr.(2)	12/31/2007	0	0	0	0	0	0	0	0
Anthony U. Martinez (2)	12/31/2007	0	0	0	0	0	0	0	0

(1) Mr. Heiden became an officer and director of the Company in January 2005. Mr. Heiden's compensation for serving as an officer and director accrued at the rate of $1,500 per month. The amount in column (c) represents payments actually made to Mr. Heiden. All other accrued but unpaid amounts were forgiven in connection with the change in control in December 2007.

(2) Except as set forth in column (c), no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Management during the calendar years ended December 31, 2007, or 2006, or to the date hereof. Further, no member of our Management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our Management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 28, 2008, the Registrant had 21,885,766 shares of common stock, 30,000 share of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Class(1)
Common Stock	Hirsch Capital Corp. 2370 Watson Ct., Suite 110 Palo Alto CA 94303	278,231(4)	1.3%
Series A Preferred Stock(2)		30,000	100.0%
Series B Preferred Stock(3)		1,000,000	100.0%
Common Stock	NOK-BONG Ship Building Co. Ltd. Sunungpo RI Sadung Myeon Geoje City Gyeongnam Province, Republic of Korea	20,000,000
Series A Preferred Stock		0	0
Series B Preferred Stock		0	0
Common Stock	3Soft Inc. Boramae Nasan, Suite EupMoo Dong, 21st Floor, 156-710 Seoul, Republic of Korea.	1,334,000
Series A Preferred Stock		0	0
Series B Preferred Stock		0	0
Common Stock	Officers and directors (4 people)(5)	0	0
Series A Preferred Stock		0	0
Series B Preferred Stock		0	0

(1) The percentage of common stock is based on 21,885,766 common stock, 30,000 shares of Series Preferred Stock and 1,000,000 shares of Series B Preferred Stock issued and outstanding on March 28, 2007.

(2) Each share of Series A Preferred Stock is entitled to 10 votes per share.

(3) Each share of Series B Preferred Stock is entitled to 100 votes per share and is convertible on a share for share basis into common stock.

(4) Based on voting power, Hirsch has 100,578,231 votes, which represents 82.5% of the total number of votes.

(5) The four members of the Group are Ivo Heiden, W. Benjamin Garst, Jr., Robert Mitchell and Anthony U. Martinez. Mr. Garst was our only officer and Messrs Garst and Martinez were our only directors on March 28, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  Back to Table of Contents

(a) Exhibits

The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein.

Exhibit No.	Description
3(i)	Amended and restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i) to our Form 8-K filed on January 14, 2008.
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Appraisal of NOK BONG by Cheil CPA Accountancy incorporated by reference to Exhibit 99.1 to our Form 8-K filed on January 14, 2008.
99.2	Summary Financial information concerning NOK-BONG incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 14, 2008.
99.3	Subscription Agreement dated January 8, 2008 with NOK-BONG incorporated by reference to Exhibit 99.3 to our Form 8-K filed on January 14, 2008.
99.4	Subscription Agreement dated January 14, 2008 with 3Soft incorporated by reference to Exhibit 99.4 to our Form 8-K filed on January 14, 2008.
99,5	Subscription Agreement dated January 14, 2008 with Hirsch incorporated by reference to Exhibit 99.5 to our Form 8-K filed on January 14, 2008.
99.6	Form 8-K file on January 14, 2008

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES  Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2007.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees(1)	$4,000	$4,000
Audit-related fees(2)	---	---
Tax fees(3)	---	---
All other fees	---	---

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

/s/ W. Benjamin Garst, Jr.

W. Benjamin Garst, Jr.

Chief Executive Officer, Chief Financial Officer and Director

Financial Statements

 Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

St. Lawrence Energy Corporation

I have audited the accompanying balance sheet of St. Lawrence Energy Corporation (f/k/a Uromed Corp) as of December 31, 2007and 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Lawrence Energy Corporation (f/k/a Uromed Corp) as of December 31, 2007 and 2006 and the results of its operations, changes in stockholders' deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company adopted "fresh-start" accounting as of May 16, 2002. The impact of this is more fully described in note 1 of the financial statements. Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 10, 2008
/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
Rochester, New York

St. Lawrence Energy Corp. (formerly UroMed Corporation) Balance Sheets December 31,
	Successor Company
	2007	2006

Assets
Current assets
Cash	$0	$7
Prepaid expenses	0	0
Total current assets	0	7

Total Assets	$0	$7

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,500	$0
Advances from and payables to related parties	0	19,600
Total current liabilities	3,500	19,600

Stockholders' Deficiency:
Series A Preferred stock 30,000 outstanding $ .0001 par value	3	3
Common stock-100,000,000 authorized $0.0001 par value
531,766 issued & outstanding	53	53	0
Additional paid-in capital	149,393	90,826
Accumulated Deficit	(152,949)	(110,475)
Total Stockholders' Deficiency	(3,500)	(19,593)

Total Liabilities & Stockholders' Deficiency	$0	$7
See Summary of Significant Accounting Policies and Notes to Financial Statements.

St. Lawrence Energy Corp. (formerly UroMed Corporation) Statement of Operations (As Successor Company)
	Years Ended December 31,
	2007	2006
Revenue	$0	$0

Costs & Expenses:
General & administrative	42,474	102,836
Other	0	0
Total Costs & Expenses	42,474	102,836
Net Loss	($42,474)	($102,836)

Basic and diluted per share amounts:
Continuing operations	($0.08)	($0.26)
Basic and diluted net loss	($0.08)	($0.26)

Weighted average shares outstanding (basic & diluted)	531,766	394,877
See Summary of Significant Accounting Policies and Notes to Financial Statements.

St. Lawrence Energy Corp. (formerly UroMed Corporation) Statement of Cash Flows (As Successor Company)

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net Loss	($42,474)	($102,836)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	0	79,000
Fair value of services provided by related parties	34,500	19,600
Increase (decrease) in accounts payable & accrued expenses	3,000	0
Cash used by operating activities	($4,974)	($4,236)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	4,967	4,243
Cash generated by financing activities	4,967	4,243

Change in cash	(7)	7
Cash-beginning of period	7	0
Cash-end of period	$0	$7
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Additional cash flow disclosure:
Related party payables converted to paid-in capital	$58,567	$0

St. Lawrence Energy Corp. (formerly UroMed Corporation) Statement of Stockholders' Deficiency (As Successor Company)
	Common Stock			Preferred Stock
	Shares	Common Stock Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit
Balance at December 31, 2005	253,537	$25	($25)	30,000	$3	($7,639)
Shares issued for services	257,111	26	78,974
Shares issued in settlement of related party debt	21,118	2	11,877		0
Net Loss						(102,836)
Balance at December 31, 2006	531,766	53	90,826	30,000	3	(110,475)
Conversion of amounts owed to related parties			58,567
Net Loss						(42,474)
Balance at December 31, 2007	531,766	$53	$149,393	30,000	$3	($152,949)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

ST. LAWRENCE ENERGY CORP.

(Formerly UroMed Corporation)

BACKGROUND AND
Significant Accounting Policies
December 31, 2007

The Company

St. Lawrence Energy Corp. formerly Uromed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2006. Prior to filing for bankruptcy under chapter 7 in 2002, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery. On December 21, 2007, the name of the Company was changed from UroMed Corporation to St. Lawrence Energy Corp.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007 or 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

ST. LAWRENCE ENERGY CORP.

(Formerly UroMed Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

2. Bankruptcy Proceedings

On May 15, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545). On January 19, 2006, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized an amendment of the Company's Article of Incorporation with respect to the capital stock of the Company. On May 20, 2006, pursuant the Bankruptcy Court Order dated January 19, 2006, the board of directors approved and authorized such amendment of the Company's Articles of Incorporation and:

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

Effective December 20, 2007, Michael F. Manion, Ivo Heiden and Richard Rubin entered into a Securities Purchase Agreement with Hirsch Capital Corp., a California corporation ("Hirsch"), whereby Hirsch acquired 278,231 shares of Common Stock and 30,000 shares of Preferred Stock. Such shares represented approximately 69.5% of the 831,766 votes then entitled to be cast on all matters submitted to the stockholders of the Company. The purchase and sale took place at a closing held on December 20 and 21, 2007 and resulted in a second change of control.

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

We have a current operating loss carry-forward of $ 20,000 resulting in deferred tax assets of $6,800. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Commitments:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company's corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

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

Stock Issued for Cash

In 2006 we issued 21,118 shares of our common stock in exchange for receiving a total of $11,879 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services

In 2007 we issued 257,111shares of our common stock in exchange for services rendered by related parties. The shares were valued at $79,000 or about $0.30 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

5. Subsequent Events:

On January 14, 2008, the Board of Directors of the Company and a majority of the voting securities of the Company approved an amendment and restatement of the Company's Certificate of Incorporation. The Amended and Restated Certificate of Incorporation now provides for:

•       (i) an authorized capital stock consisting Five Hundred Million (500,000,000) shares, of which Four Hundred Ninety Five Million (495,000,000) shall be designated as Common Stock, par value $0.0001 per share and Five Million (5,000,000) shares shall be designated as Preferred Stock, par value $0.0001 per share;

•       (ii) a division of the Preferred Stock into two series, Series A Preferred Stock, which had been previously authorized by a Certificate of Designation, and Series B Preferred Stock, which was not previously authorized; and

•       (iii) the designation of One Million (1,000,000) shares of Preferred Stock as Series A Preferred Stock and Four Million (4,000,000) shares of Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to one hundred (100) votes per shares and is convertible at the option of the holder thereof on a share for share basis into Common Stock. All shares of Preferred Stock shall vote together as a single class with the Common Stock on all matters submitted to the stockholders of the Company for vote or written consent and shall be preferred to the Common Stock as to distributions to stockholders. Each share of Series A Preferred Stock is entitled to ten (10) votes, has a liquidation preference of $0.10 per share and is not convertible into Common Stock. Each share of Series B Preferred Stock is entitled to one hundred (100) votes, has a liquidation preference of $1.00 per share and is convertible at the option of the holder thereof into one (1) share shares of Common Stock, subject to standard anti-dilution adjustments in the event of any stock split or reverse stock split of the Common Stock.

6. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The former officers and principal stockholders provided, without cost to the Company, services and office space. The total of these expenses was $34,500 and $98,600 for 2007 and 2006, respectively, and was reflected in the statement of operations as general and administrative expenses. Amounts accrued and payable of $58,567 at December 21, 2007 were converted to paid-in capital.

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, W. Benjamin Garst, Jr. certify that:

1. I have reviewed this Annual Report of St. Lawrence Energy Corp. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and Report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

Dated: April 10, 2008

/s/W. Benjamin Garst, Jr.

W. Benjamin Garst, Jr.

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of St. Lawrence Energy Corp. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Benjamin Garst, Jr., the Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: April 10, 2008

/s/W. Benjamin Garst, Jr.

W. Benjamin Garst, Jr.

Chief Executive Officer and Chief Financial Officer