Form 10-Q
period 2008-03-31
ST. LAWRENCE ENERGY CORP.
filed 2008-08-07
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from  to

Commission File Number: 0-23266

ST. LAWRENCE ENERGY CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	38-3717938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2370 WATSON CT.,SUITE 110, PALO ALTO, CA	94303
(Address of principal executive offices)	(Zip Code)

650-585-6686
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) ☒ Yes No ☐ (2) ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

SEC 1296(02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

March 31, 2008: Common- 531,767

March 31, 2008: Series A Preferred-30,000

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ST. LAWRENCE ENERGY CORP.

Condensed Balance Sheet
(A development-stage company)

	March 31, 2008	December 31, 2007
	UNAUDITED	AUDITED

Assets
Current assets
Cash and cash equivalents	$86	$-

Total current assets	86	-
Other Assets
Prepaid expenses	-	-

Total other assets		-

Total Assets	$86	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$6,078	$3,500
Accrued liabilities	7,000	-
Payroll Liabilities	1,133	-

Total current liabilities	$14,212	$3,500

Other liabilities
Note payable	190,748	-

Total other liabilities	190,748	-

Total liabilities	204,960	-
Stockholders’ Deficit
Preferred stock 4,000,000 shares-Series A- authorized having a par value of $0.0001 per share, 30,000 shares issued and outstanding	3	3

1,000,000 shares-Series B- authorized having a par value of $0.0001 per share, 0 shares issued and outstanding

Common stock 495,000,000 shares authorized having a par value of $0.0001 per share, 531,767 shares issued and outstanding	53	53
Additional paid-in capital	149,393	149,393
Deficit accumulated during the development stage	(,360,323)	(152,949)
Total stockholders’ deficit	(204,874)	(3,500)

Total liabilities and stockholders’ deficit	$86	$-

See accompany notes

3 of 13

ST. LAWRENCE ENERGY CORP.

Condensed Statement of Operations
Unaudited
(A development-stage company)

	For the Three	For the Three	From Bankruptcy
	Months Ended	Months Ended	release (1/19/05)
	March 31, 2008	March 31, 2007	through 3/31/08

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Research and Development
Expenses	186,148	-	62,050
Total Research and Development
Expenses	186,148	-	62,050

General and Administrative expenses	20,784	18,721	172,733
Total General and Administrative
Expenses	20,784	18,721	172,733

Net Loss Before Taxes	(206,932)	(18,721)	( 234,783

Provision for Income Taxes	0	0	0
Net Loss	$ (206,932)	$(18,721)	$ (234,783)
Basic Loss per share	$ (0.39)	$(0.04)	$ (0.44)
Weighted average number of common shares outstanding	531,767	531,767	531,767

See accompanying notes

4 of 13

ST. LAWRENCE ENERGY CORP.

Condensed Statement of Cash Flows
Unaudited
(A development-stage company)

	For the Three	For the Three	From Bankruptcy
	Months Ended	Months Ended	release (1/19/05)
	March 31, 2008	March 31, 2007	through 3/31/08
Cash Flows From Operating Activities
Net Loss	$(206,932)	$(18,721)	$ (234,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in accounts payable	2,136	18,787	564,078
Increase in accrued & payroll liabilities	8,133	-	13,133
Increase in amount due to affiliates	-	4,600
Fair value of expenses provided without cost	6,000	-	58,570
Issuance of common stock for expenses	-	-	90,879
Net cash from Operating Activities	(190,662)	66	(496,477)

Cash Flows from Financing Activities

Prepaid expenses	(0)	-	(682,539)
Note payable	190,748	-	186,148
Net Cash from Financing Activities	190,748	-	(496,391)

Net change in cash and cash equivalents	86	66	86
Cash and cash equivalents, beginning of period	-	7	-
Cash and cash equivalents, end of period	86	73	86
Supplemental disclosures Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	-	-	90,879

See accompanying notes

5 of 13

ST. LAWRENCE ENERGY CORP.
(A development-stage company)
Notes to Condensed Financial Statements
March 31, 2008

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2007.

The Company

St. Lawrence Energy Corp. formerly Uromed Corporation, d/b/a ALLIANT Medical Technologies, (the "Company"), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2006. Prior to filing for bankruptcy under chapter 7 in 2002, Uromed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery. On December 21, 2007, the name of the Company was changed from Uromed Corporation to St. Lawrence Energy Corp. The Company is a development-stage company and devotes substantially all its efforts to establishing a new business and has not begun operations.

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

6 of 13

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

7 of 13

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 did not have a material impact on the financial statements.

8 of 13

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 did not have an effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) SFAS 161 requires disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

Item 2. Management's Discussion and Analysis or Plan of Operation. Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

9 of 13

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
St. Lawrence Energy Corp., a Delaware corporation formerly known as Uromed Corporation, is sometimes referred to herein as "we", "us", "our", "St. Lawrence", "Company" and the "Registrant". The Company was a biotechnology company formed in 1990. During 2002 the Company discontinued operations and entered bankruptcy. In 2005 the Company emerged from bankruptcy, and in December 2007 the Company effected a change of control as described in our Form 10-KSB filed on April 11, 2008 whereby Hirsch Capital Corp. (“Hirsch Capital”) acquired shares representing approximately 69.5% of the 831,766 votes then entitled to be cast on all matters submitted to the stockholders of the Company.

NOK-BONG Common Stock Purchase Transaction
On January 8, 2008, the Company entered into a Subscription Agreement with NOK-BONG Ship Building Co., Ltd., a private company organized under the laws of the Republic of Korea ("NOK-BONG") regarding the purchase of up to 400,000 shares of NOK-BONG by the Company and the simultaneous purchase of up to 20,000,000 shares of the Company’s Common Stock by NOK-BONG (the “NOK-BONG Subscription Agreement”), as previously described in that Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008 (the "Form 8-K"). To date, the agreement has not yet been consummated and neither party has issued and delivered any shares or exchanged money pursuant to the NOK-BONG Subscription Agreement.

3Soft Common Stock Purchase Agreement
On January 14, 2008, the Company entered into a Subscription Agreement with 3Soft, Inc., a company organized under the laws of the Republic of Korea whose shares trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ (“3Soft”), regarding the purchase by 3Soft of up to $10,000,000 worth of the Company’s Common Stock (the “3Soft Subscription Agreement”), as previously described in the Form 8-K.To date, 3Soft has not released any money to the Company as payment for the shares to be delivered pursuant to the terms of the 3Soft Subscription Agreement.

Hirsch Capital Series B Preferred Stock Purchase Agreement
On January 14, 2008 the Company entered into a Subscription Agreement with Hirsch Capital (the "Hirsch Subscription Agreement"), as previously described in the Form 8-K. The Company would provide a set amount of preferred shares to Hirsch Capital in exchange for: (1) providing support and services to transform the Company from a shell into an operating company, (2) encouraging NOK-BONG and 3Soft to enter into the transactions described in the Nok-Bong and 3Soft Subscription Agreements, respectively, and (3) developing further business relationships, which are still being negotiated between us and NOK-BONG and 3Soft. The Company has not issued and will not issue any shares pursuant to the Hirsch Subscription Agreement until the NOK-BONG and 3Soft Subscription Agreements are completed.

Resignation of Robert Mitchell
On February 20, 2008, Robert Mitchell resigned from all offices and as a director of the Company for personal reasons. Until a replacement can be found, W. Benjamin Garst, Jr. will act as Chief Executive Officer and Chief Financial Officer of the Company.

Business Objectives and Plan of Operations of the Company
The Company is in the development stage, and as such has no profits, and does not expect to have any profits in the foreseeable future. The Company had nominal operating costs and R&D costs for expenses.

10 of 13

Since December 2007 the Company has shifted its focus from a shell company into becoming an operating company in the renewable energy sector. The Company has engaged in collaborative research and development efforts, but has not yet entered into definitive arrangements to develop or sell any specific products or services. These efforts include collaborative efforts to develop advanced photo-voltaic solar cells. Hirsch Capital advanced the sum of $190,748, associated with the development efforts. to pay for certain R&D and operating costs. The money was intended and was used to help us become an operating company and is reflected on the Company’s balance sheet as a Note Payable.

The Company plans to: (i) expand its business into solar and related renewable energy industries, and (ii) fund its expansion through the sale of Company equity or debt. As the Company has embarked on the solar ventures, the company will continue development of the solar technologies for which cash infusion will be sought through a commercial lender or investors in an arm’s length transaction. To date, the Company has not actively begun to seek any such venture. The Company is pursuing collaborative research and development efforts with a national research center. The Company anticipates these efforts will require expenditures in 2008 of approximately $744,000.

If and when a business will be commenced, a potential acquisition on acceptable terms becomes available, or an acquisition contemplated, is not presently known. The foregoing transactions will depend upon various factors, many outside our control, including but not limited to, funding and availability. In addition to the research and development efforts described above, the estimated costs associated with reviewing a potential business venture (primarily due diligence), is expected to be $5,000 to $25,000. These funds will either be borrowed by management or raised in private offerings. We can give no assurance that the requisite funding will be obtained.

Results of Operations

The Company had no revenues for the three months ended March 31 2008, and 2007; and the Company incurred net losses of ($206,932) and ($18,721), respectively, during these periods, primarily as a result of R&D, legal and accounting expenses. The increase in the quarter ended March 31, 2008, is due to R&D, efforts as well as increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($360,323) since the Company's release from bankruptcy on January 19, 2005. All of these losses are primarily the result of legal and accounting expenses.

Liquidity

At March 31, 2008, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4. Controls and Procedures.

Management's quarterly report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

11 of 13

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the period of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below under Purchases of Equity Securities by Us and Affiliated Purchasers, we have not sold any unregistered securities during the last three years.

Use of Proceeds of Registered Securities

There were no proceeds received during the quarter ended March 31, 2008, for the sale of registered securities of the Company.

Purchases of Equity Securities by Us and Affiliated Purchasers

Hirsch Capital Corp. entered into subscription agreement on January 14, 2008 for 1,000,000 shares of our series B Preferred Stock, however this has not been consummated.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

12 of 13

We have not established a Nominating Committee because, due to our lack of operations and the fact that we have only two directors, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1 Certification of W. Benjamin Garst, Jr. Chief Executive Officer and Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of W. Benjamin Garst, Jr. pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. LAWRENCE ENERGY CORP.

Date: August 7, 2008	By:	/s/ W.Benjamin Garst, Jr.
W. Benjamin Garst, Jr. Chief Executive Officer and Chief Financial Officer

13 of 13