Form 10-Q
period 2008-06-30
ST. LAWRENCE ENERGY CORP.
filed 2008-09-05
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23266

ST. LAWRENCE ENERGY CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	38-3717938
(State of Incorporation)	(I.R.S. Employer Identification No.)

2370 Watson Court, Suite 100, Palo Alto, CA	94303
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (650) 424-8980

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On June 30, 2008, the Registrant had 531,767 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of St. Lawrence Energy Corp., a Delaware corporation formerly known as Uromed Corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Background

The Company was a biotechnology company formed in 1990. During 2002 the Company discontinued operations and entered bankruptcy. In 2005 the Company emerged from bankruptcy. In December 2007, the former principal shareholders of the Company entered into private stock purchase agreements with Hirsch Capital Corp. ("Hirsch Capital") pursuant to which Hirsch Capital acquired shares of common stock and preferred stock representing approximately 69.5% of the than issued and outstanding voting shares.

Business Objectives and Plan of Operations of the Company

The Company is in the development stage, and as such has not generated any revenues, and does not expect to have generate any revenues in the foreseeable future. The Company has incurred nominal operating costs associated with its plan of operation.

Following the change in control in December 2007, the Company has shifted its focus to becoming an operating company in the renewable energy sector. The Company has spend its limited resources in connection with such efforts, but has not yet been succesful in entering into definitive arrangements to develop or sell any specific products or services. Do date, the Company has focused its effort to develop and/or market advanced photo-voltaic solar products. Hirsch Capital has advanced funds totaling $190,748, which funds were used by the Company to enter the market of advanced photo-voltaic solar products.

The Company business plan is to: (i) enter and expand into the solar and related renewable energy market, and (ii) fund its expansion through the sale of Company equity or debt. As we continue the development amd sale of solar technologies and enter into related solar ventures, the Company may have to seek aditional funding through the issuance of debt instruments to lenders or equity to investors in arm’s length transactions. The Company is pursuing collaborative research and development efforts with a national research center. The Company anticipates these efforts will require expenditures in 2008 of approximately $744,000.

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

Results of Operations

Three-Months Period ended June 30, 2008 Compared to June 30, 2007

During the three-months ended Juen 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $98,115 during the three-months ended June 30, 2008 compared to $12,238 in the same period in the prior year. The increase in our operating expenses is mainly related to our activities to become an operating company in the renewable energy sector. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $98,115 during the three-months ended June 30, 2008 compared to a net loss of $12,238 during the three-months ended June 30, 2007.

Six-Months Period ended June 30, 2008 Compared to June 30, 2007

During the six-months ended Juen 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $305,489 during the six-months ended June 30, 2008 compared to $30,959 in the same period in the prior year. The increase in our operating expenses is mainly related to our activities to become an operating company in the renewable energy sector. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $305,489 during the six-months ended June 30, 2008 compared to a net loss of $30,959 during the three-months ended June 30, 2007.

The Company has generated no profit since inception. We have accumulative losses of $458,438 since the Company's was released from bankruptcy on January 19, 2005. All of these losses are primarily the result of legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2008, the Company had no material cash resources.

We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses related to our present business activities. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing to further develop our activities to enter the market of advanced photo-voltaic solar products, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

/s/ W. Benjamin Garst, Jr.
W. Benjamin Garst, Jr.
   CEO, CFO and Chairman
   Dated: September 5, 2008

Unaudited Interim Financial Statements for the Three- and Six-Month Periods Ended June 30, 2008 and 2007

St. Lawrence Energy Corp.
Balance Sheets
(A Development-Stage Company)

June 30, 2008
(Unaudited)

Assets
Current assets:
Cash	$100
Total current assets	100

Total assets	$100

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$98,208
Accrued liabilities	7,000
Payroll liabilities	1,133
Total current liabilities	106,341

Other liabilities:
Note payable	190,748
Total other liabilities	190,748

Total liabilities	$297,089

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,767 issued and outstanding at June 30, 2008	53
Additional paid-in capital	149,393
Increase in paid-in capital	12,000
Accumulated deficit during development stage	(458,438)
Total stockholders' deficiency	(308,989)
Total liabilities and stockholders' deficiency	$100

See notes to unaudited interim financial statements.

St. Lawrence Energy Corp.
Statement of Operations
(A Development-Stage Company)

	Three	Three	Six	Six	Period from
	Months	Months	Months	Months	Bankruptcy
	Ended	Ended	Ended	Ended	(1-19-2005) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	98,115	12,238	305,489	30,959	458,438
Total costs and expenses	98,115	12,238	305,489	30,959	458,438

Net loss	$(98,115)	$(12,238)	$(305,489)	$(30,959)	$(458,438)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.18)	$(0.02)	$(0.57)	$(0.06)	$(0.86)

Weighted average shares outstanding (basic and diluted)	531,767	521,766	531,767	521,766	531,767

See Notes to Unaudited Interim Financial Statements.

St. Lawrence Energy Corp.
Statements of Cash Flows
(A Development-Stage Company)

			Period from
			Bankruptcy
	Six-Month Ended	Six-Month Ended	(1-19-2005) to
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	(305,047)	(30,959)	(458,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	94,265	2,500	98,208
Increase in accrued and payroll liabilities	8,133	-	8,133
Advances from related parties	-	-	-
Fair value of expenses provided	12,000	27,000	66,100
Issuance of common stock expenses	-	-	79,000
Cash flows used in operating activities	$(190,648)	$(1,459)	$(207,494)

Cash flow from investing activities:
Cash used in investing activities	0	0	0

Cash flows from financing activities:
Advances from related parties	-	4,467	16,846
Note payable	190,748	-	190,748
Net cash provided by (used in) financing activities	190,748	4,467	207,594

Change in cash	100	3,008	100
Cash - beginning of period	-	7	-
Cash - end of period	$100	$3,015	$100

See notes to unaudited interim financial statements.

ST. Lawrence Energy Corp.
(A development-stage company)
Notes to Condensed Financial Statements
June 30, 2008

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

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