Form 10-Q
period 2008-09-30
ST. LAWRENCE ENERGY CORP.
filed 2008-11-14
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Registrant's Telephone Number, Including Area Code: (650) 586-6686

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On October 30, 2008, the Registrant had 531,767 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

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

Business Objectives and Plan of Operations of the Company

The Company is in the development stage, and as such has not generated any revenues, and does not expect to generate any revenues in the foreseeable future. The Company has incurred nominal operating costs associated with its plan of operation.

Following the change in control in December 2007, the Company has shifted its focus to becoming an operating company in the renewable energy sector. The Company has spend its limited resources in connection with such efforts, but has not yet been succesful in entering into definitive arrangements to develop or sell any specific products or services. To date, the Company has focused its effort to develop and/or market advanced photo-voltaic solar products. Hirsch Capital has advanced funds totaling $194,748, which funds were used by the Company to enter the market of advanced photo-voltaic solar products.

The Company's business plan is to: (i) enter and expand into the solar and related renewable energy market, and (ii) fund its expansion through the sale of Company equity or debt. As we continue the development and sale of solar technologies and enter into related solar ventures, the Company may have to seek additional funding through the issuance of debt instruments to lenders or equity to investors in arm’s length transactions. The Company is pursuing collaborative research and development efforts with a national research center. The Company anticipates these efforts will require expenditures in 2008 of approximately $744,000.

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

Results of Operations

Three-Months Period ended September 30, 2008 Compared to September 30, 2007

During the three-months ended September 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $22,645 during the three-months ended September 30, 2008 compared to $8,527 in the same period in the prior year. The increase in our operating expenses is mainly related to our activities to become an operating company in the renewable energy sector. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $22,645 during the three-months ended September 30, 2008 compared to a net loss of $8,527 during the three-months ended September 30, 2007.

Nine-Months Period ended September 30, 2008 Compared to September 30, 2007

During the nine-months ended September 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $328,134 during the nine-months ended September 30, 2008 compared to $39,486 in the same period in the prior year. The increase in our operating expenses is mainly related to our activities to become an operating company in the renewable energy sector. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $328,134 during the nine-months ended September 30, 2008 compared to a net loss of $39,486 during the nine-months ended September 30, 2007.

The Company has generated no profit since inception. We have accumulative losses of $481,083 since the Company's was released from bankruptcy on January 19, 2005. All of these losses are primarily the result of legal and accounting expenses.

Liquidity and Capital Resources

At September 30, 2008, the Company had no cash. We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses related to our present business activities. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing to further develop our activities to enter the market of advanced photo-voltaic solar products, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ W. Benjamin Garst, Jr.
W.Benjamin Garst, Jr.
   CEO, CFO and Chairman
   Dated: November 14, 2008

Unaudited Interim Financial Statements for the Three- and Nine-Month Periods Ended September 30, 2008 and 2007

St. Lawrence Energy Corp.
Balance Sheets
(A Development-Stage Company)

September 30, 2008
(Unaudited)

Assets
Current assets:
Cash	$0
Total current assets	0

Total assets	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$120,753
Accrued liabilities	7,000
Payroll liabilities	1,133
Total current liabilities	128,886

Other liabilities:
Note payable	190,748
Total other liabilities	190,748

Total liabilities	$319,634

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 10,000,000 authorized;
Series A preferred stock, 1,000,000 authorized; 30,000 issued and outstanding	3
Common stock, $0.0001 par value; 100,000,000 shares authorized;
531,767 issued and outstanding at September 30, 2008	53
Additional paid-in capital	161,393
Accumulated deficit during development stage	(481,083)
Total stockholders' deficiency	(319,634)
Total liabilities and stockholders' deficiency	$0

See notes to unaudited interim financial statements.

St. Lawrence Energy Corp.
Statement of Operations
(A Development-Stage Company)

	Three	Three	Nine	Nine	Period from
	Months	Months	Months	Months	Bankruptcy
	Ended	Ended	Ended	Ended	(1-19-2005) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	22,645	8,527	328,134	39,486	481,083
Total costs and expenses	22,645	8,527	328,134	39,486	481,083

Net loss	$(22,645)	$(8,527)	$(328,134)	$(39,486)	$(481,083)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.04)	$(0.02)	$(0.62)	$(0.07)	$(0.90)

Weighted average shares outstanding (basic and diluted)	531,767	531,767	531,767	531,767	531,767

See Notes to Unaudited Interim Financial Statements.

St. Lawrence Energy Corp.
Statements of Cash Flows
(A Development-Stage Company)

			Period from
			Bankruptcy
	Nine-Month Ended	Nine-Month Ended	(1-19-2005) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	(328,134)	(39,486)	(481,083)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	94,886	512	98,331
Increase in accrued and payroll liabilities	8,133	0	8,133
Advances from related parties	0	0	0
Fair value of expenses provided	12,000	34,500	66,100
Issuance of common stock expenses	0	0	79,000
Cash flows used in operating activities	$(213,115)	$(4,474)	$(229,519)

Cash flow from investing activities:
Cash used in investing activities	0	0	0

Cash flows from financing activities:
Advances from related parties	-	4,467	16,846
Note payable	213,115	-	212,519
Net cash provided by (used in) financing activities	213,115	4,467	229,519

Change in cash	0	(7)	0
Cash - beginning of period	0	7	0
Cash - end of period	$0	$0	$0

See notes to unaudited interim financial statements.

St. Lawrence Energy Corp.
(A development-stage company)
Notes to Condensed Financial Statements
September 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.