Form 10-K
period 2008-12-31
ST. LAWRENCE ENERGY CORP.
filed 2009-05-18
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23266

ST. LAWRENCE ENERGY CORP. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3717938 (I.R.S. Employer Identification No.)

2370 Watson Ct., Suite 110 Palo Alto, CA 94303 (Address of Principal Executive Offices) (650) 424-8980 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common stock $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer: . ☐	Accelerated filer: . ☐	Non-accelerated filer: . ☐	Small reporting company: . ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock): $2,896,884 based on 11,587,536 non-affiliate shares outstanding at $0.25 per share, which is the average bid and ask price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares the registrant’s of common stock, $0.001 par value per share, outstanding as of May 7, 2009 was 31,865,767.

Documents incorporated by reference: none

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of St. Lawrence Energy Corp. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of St. Lawrence Energy Corp., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of St. Lawrence Energy Corp. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	general economic conditions;

●	the effectiveness of our planned advertising, marketing and promotional campaigns;

●	anticipated trends and conditions in the industry in which we operate, including regulatory changes;

●	our future capital needs and our ability to obtain financing; and

●	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission (“SEC”).

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended.

Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

ITEM 1.  BUSINESS

Business Development

St. Lawrence Energy Corp., a Delaware corporation formerly known as UroMed Corporation (“UroMed”), is sometimes referred to herein as “we”, “us”, “our”, “St. Lawrence”, “Company” and the “Registrant”. The Registrant was a biotechnology company formed in 1990 for the purpose of focusing on the development, manufacture and marketing of products for the Management of urological and gynecological disorders and specifically products for certain types of female urinary incontinence.

On May 15, 2002, the Registrant filed a bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division (case no. 02-13545). As a result of the bankruptcy petition, the Registrant’s assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee disposed of substantially all of the assets of the Registrant and its subsidiaries. On January 19, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company subsequent to the bankruptcy proceeding is free and clear of all liens, claims and encumbrances and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of UroMed.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant’s board of directors and to change the Registrant’s certificate of incorporation with respect to the capital stock of the Company. Between January 19, 2005 and December 21, 2007, Ivo Heiden was the Company’s sole officer and director (the “Former Management”). On May 20, 2005, the Registrant’s board of directors approved an amendment to the Registrant’s certificate of incorporation to (i) increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares; (ii) increase the number of authorized preferred stock from 500,000 to 10,000,000 shares; (iii) to change the par value of the Registrant’s common stock from no par value to a par value of $0.0001 and to change the par value of the Registrant’s preferred stock from $0.01 to $0.0001, and (iv) to authorize the issuance of up to 1,000,000 shares of Series A preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock have ten votes on all matters submitted to a vote of stockholders of the Registrant.

Change in Control in December 2007

Effective December 20, 2007, Michael F. Manion (“Manion”), Ivo Heiden (“Heiden”) and Richard Rubin (“Rubin”) entered into a Securities Purchase Agreement (the “Agreement”) with Hirsch Capital Corp., a California corporation (“Hirsch”), pursuant to which, among other things: (i) Manion agreed to sell to Hirsch and Hirsch agreed to purchase from Manion an aggregate of 96,667 shares of Common Stock (“Common Stock”) and 10,000 shares of Series A Preferred Stock (“Preferred Stock”) of the Company owned of record and beneficially by Manion; (ii) Heiden agreed to sell to Hirsch and Hirsch agreed to purchase from Heiden 91,119 shares of Common Stock and 10,000 shares of Preferred Stock of the Company owned of record and beneficially by Heiden; and (iii) Rubin agreed to sell to Hirsch and Hirsch agreed to purchase from Rubin 90,445 shares of Common Stock and 10,000 shares of Preferred Stock of the Company owned of record and beneficially by Rubin. Hirsch is an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate purchase price for the 278,231 shares of Common Stock and 30,000 shares of Preferred Stock being purchased by Hirsch was $800,000. The 278,231 shares of Common Stock and 30,000 shares of Preferred Stock of the Company purchased by Hirsch (the “Purchased Shares”) represented approximately 69.5% of the 831,766 votes then entitled to be cast on all matters submitted to the stockholders of the Company. The purchase and sale of the Purchased Shares took place at a closing (the “Closing”) held on December 20 and 21, 2007.

On December 21, 2007, our Former Management resigned from all offices with the Company after electing Robert Mitchell (“Mitchell”) to become our President, Chief Executive Officer, Chief Financial Officer and Secretary and W. Benjamin Garst, Jr. (“Garst”) to become our Executive Vice President. Pursuant to the Agreement, Heiden resigned as our sole director after appointing Mitchell, Anthony U. Martinez (“Martinez”) and Garst as our new Board of Directors.

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

All information concerning the Common Stock and Preferred Stock of the Company presented in this Information statement reflects the 1 for 30 reverse stock split effective as of January 31, 2007.

Foreign Investments

On January 8, 2008, we agreed to purchase for $30 million 400,000 shares of the authorized but unissued Common Stock of NOK-BONG Ship Building Co., Ltd., a private company organized under the laws of the Republic Korea (“NOK-BONG”). As a result of such purchase, the Company became the passive owner of one-third of the outstanding shares of NOK-BONG. The valuation of NOK-BONG was based on an appraisal prepared by the Cheil CPA Accountancy firm in the Republic of Korea, a firm experienced in evaluating private South Korean corporations. A translated summary of this valuation report is filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008 (the “Form 8-K”) and incorporated herein by reference. Summary financial information with respect to NOK-BONG was filed as Exhibit 99.2 to the Form 8-K and incorporated herein by reference.

The Company does not have any rights to be represented on the Board of Directors of NOK-BONG and does not intend to become active in NOK-BONG’s Management either by seeking or accepting representation on the NOK-BONG Board of Directors or having its designee act as an executive officer of NOK-BONG.

Filed as Exhibit 99.3 to the Form 8-K and incorporated herein by reference is the Subscription Agreement dated January 8, 2008 (the “NOK-BONG Subscription Agreement”) pursuant to which the Company agreed to purchase and NOK-BONG agreed to sell the 400,000 shares of Common Stock of NOK-BONG. NOK-BONG relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as its exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the 400,000 shares of its Common Stock to the Company. The NOK-BONG Subscription Agreement contains representations and warranties from the Company on which NOK-BONG relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

The Company, after evaluation, made an independent decision to make the investment in NOK-BONG. The Company does not believe that acquisition of a one-third equity interest in NOK-BONG represents the acquisition of any of the underlying assets of NOK-BONG because it did not result in the acquisition of control of such assets. As described in Item 1.01 of the Form 8-K, the Company did not acquire any representation on the Board of NOK-BONG, did not have any of its designees appointed as an executive office of NOK-BONG and does not have any plans to influence the Management of NOK-BONG with respect to NOK-BONG’s assets. The 400,000 shares of Common Stock of NOK-BONG acquired by the Company do represent a significant amount of assets acquired other than in the ordinary course of business of the Company. Exhibit 99.1 to the Form 8-K is a translated summary of the evaluation of NOK-BONG on which the Company based the value of its one-third interest. Exhibit 99.2 to the Form 8-K sets forth summary financial information with respect to NOK-BONG.

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

During 2008 we did not received any financial information from NOK-BONG. Due to the fact that no financial information is available, we cannot determine the value of our investment in NOK-BONG under the equity method of accounting and we have suffered an impairment of $30,000,000 on our investment in NOK-BONG for the year ended December 31, 2008.

On January 8, 2008 the Company traded 20,000,000 common shares valued at $1.50 per share totaling $30,000,000 for 400,000 shares of common stock of Nok Bong, a shipping company in the Republic of Korea.  The investment has been recorded on the equity method, however, the Company has been unable to obtain any financial information from Nok Bong to determine its pro-rata share of profit or loss as required by the equity method.  Furthermore, since no financial information is available, the Company cannot determine its value of its investment in Nok Bong and therefore an impairment of $30,000,000 is expensed for the year ended December 31, 2008. Additionally, Nok Bong has experienced difficulty in meeting its performance obligations with respect to its contractual responsibilities.
Filed as Exhibit 99.4 to the Form 8-K is the Subscription Agreement dated January 14, 2008 (the “3Soft Subscription Agreement”) and incorporated herein by reference, pursuant to which 3Soft, Inc., a company organized under the laws of the Republic of Korea whose share trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ (“3Soft”), agreed to purchase for $10 million in immediately available funds, shares of the Company’s authorized but unissued Common Stock at a price per share equal to the higher of $1.50 or 85% of the closing price of our Common Stock on the trading day immediately preceding the date (a “Closing Date”) on which 3Soft purchases any of the shares of the Company’s Common Stock . Pursuant to the 3Soft Subscription Agreement, 3Soft purchased in January 2008 for $2 million directly from the Company 1,334,000 shares of our Common Stock and agreed to purchase the remaining $8 million during the first quarter of 2008. 3Soft has indicated to us that it would not complete its purchase of our stock during the first quarter of 2008, and we have continued our discussions with 3Soft concerning an amendment of the 3Soft Subscription Agreement.

3Soft has advised us that it has no intention to seek representation on the Company’s Board of Directors or to become active in the Management of the Company. We relied on Section 4(2) of the Securities Act as our exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the shares of our Common Stock to 3Soft. The 3Soft Subscription Agreement contains representations and warranties from 3Soft on which we relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

Filed as Exhibit 99.5 to the Form 8-K and incorporated herein by reference is the Subscription Agreement dated January 14, 2008 (the “Hirsch Subscription Agreement”) pursuant to which Hirsch subscribed for one million (1,000,000) shares of our Series B Preferred Stock of the Company. The consideration received by the Company for the sale of the one million (1,000,000) shares of its Series B Preferred Stock to Hirsch includes the transformation of the Company from a shell company into an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K and further business relationships with us which are now being negotiated with NOK-BONG and 3Soft. The Hirsch Subscription Agreement was approved by: (i) the Joint Written Consent of the Board of Directors Company and of a majority vote of the stockholders of the Company; and (ii) NOK-BONG and 3Soft. The Company relied on Section 4(2) of the Securities Act as its exemption from the registration requirements of Section 5 of the Securities Act with respect to the offer and sale of the 1,000,000 shares of its Series B Preferred Stock to Hirsch. The Hirsch Subscription Agreement contains representations and warranties from Hirsch on which we relied to ensure that the exemption under Section 4(2) of the Securities Act will be available.

On January 14, 2008, the Board of Directors of the Company and a majority of the voting securities of the Company approved an amendment and restatement of the Company’s Certificate of Incorporation, as theretofore amended. A copy of the Amended and Restated Certificate of Incorporation of the Company, which was filed with the Secretary of State of the State of Delaware and became effective on January 14, 2008, was filed as Exhibit 3(i) to the Form 8-K and is incorporated herein by reference. Our Amended and Restated Certificate of Incorporation now provides for: (i) an authorized capital stock consisting Five Hundred Million (500,000,000) shares, of which Four Hundred Ninety Five Million (495,000,000) shall be designated as Common Stock, par value $0.0001 per share (“Common Stock”) and Five Million (5,000,000) shares shall be designated as Preferred Stock, par value $0.0001 per share (“Preferred Stock”); (ii) a division of the Preferred Stock into two series, Series A Preferred Stock, which had been previously authorized by a Certificate of Designation, and Series B Preferred Stock, which was not previously authorized; and (iii) the designation of One Million (1,000,000) shares of Preferred Stock as Series A Preferred Stock and Four Million (4,000,000) shares of Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to one hundred (100) votes per shares and is convertible at the option of the holder thereof on a share for share basis into Common Stock. All shares of Preferred Stock shall vote together as a single class with the Common Stock on all matters submitted to the stockholders of the Company for vote or written consent and shall be preferred to the Common Stock as to distributions to stockholders.

The issuance of one million (1,000,000) shares of Series B Preferred Stock to Hirsch permits Hirsch to retain the approximate voting control it had before encouraging NOK-BONG and 3Soft to purchase the more than twenty five million (25,000,000) shares of Common Stock at a price per share of at least $1.50 and does so with the approval of both NOK-BONG and 3Soft, each of which has expressed its intent to permit the Company’s Board of Directors and officers, who were designated by Hirsch, to continue to manage the Company.

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

On February 20, 2008, Mitchell resigned from all offices and as a director of the Company for personal reasons. Until a replacement can be found, Garst has acted as Chief Executive Officer and Chief Financial Officer of the Company.

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

Employees

Mr. Garst, our acting CEO and CFO, is our sole executive officer. Mr. Garst or his successors in office (“Management”) is not obligated to contribute any specific number of hours per week and intends to devote only as much time as Management deems necessary to the Company’s affairs. We do not intend to have any full time employees prior to the time necessary to operate our business.

Conflict of Interest

Management is not required to commit its full time to the Company’s affairs. As a result, implementing our transition from a shell company to an operating company may require a greater period of time than if Management would devote its full time to the Company’s affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities, whether or not similar to ours. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise.

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

ITEM 1A.  RISK FACTORS

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this Annual Report, the following factors should be considered in evaluating the Company’s business and future prospects.

RISKS RELATING TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND VERY LIMITED RESOURCES.

Since emerging from bankruptcy, the Company has had no revenues from operations. Investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, until it negotiates and implements agreements with NOK-BONG, 3Soft and others which will turn it into an operating energy sector company. The Company will not generate any revenues until, at the earliest, after the implantation of the agreements entered into with NOK-BONG, 3Soft and others.

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

In January 2008, the Company issued 21,334,000 shares of its common stock and 1,000,000 shares of its Series B Preferred Stock in connection with the events described below under “Subsequent Events”, which issuances created substantial dilution to our stockholders.

Our certificate of incorporation authorizes the issuance of up to 495,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As a result of the transactions (the “January Transactions”) described under the caption “Subsequent Events”, we issued 20,000,000 shares of our common stock to NOK-BONG, 1,334,000 shares of our common stock to 3Soft and 1,000,000 of our Series B Preferred Stock to Hirsch.

Dependence on key personnel

We are dependent upon the continued services of W. Benjamin Garst, Jr.. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Our officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to implement its decision to become an operating company in the energy sector.

Our officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. We do not intend to have any full time employees prior to the consummation of agreements that would require such full time attention. Our officer and director is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs. If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to become an operating company.

Our present plans are to limit the Company’s activities to the energy sector, which will cause us to be solely dependent on such single business and a limited number of products or services.

We believe that we have situated the Company to become an operating company in limited segments of the energy sector - the transportation of ethanol and other alternate fuels by ship and the sale and marketing of solar power products manufactured by 3Soft and others. Accordingly, the prospects for the Company’s success will be:

●	solely dependent upon the performance of a single operating business, or

●	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike many of our prospective competitors.

The Company has limited resources and there is significant competition in the target market we intend to enter.

We expect to encounter intense competition from other entities having a business objective similar to the Company’s, including ship builders, ship operators, solar panel manufacturers, solar product fabricators, solar product resellers and other companies that compete in this segment as a part of their business. Many of these entities are well established, have extensive experience, possess greater technical, human and other resources than the Company does and the Company’s financial resources are limited when contrasted with those of many of these competitors.

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

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company’s Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until it consummates additional agreements with NOK-BONG, 3Soft and others. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company’s available financial resources from its significant stockholders prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company’s failure to secure additional financing could have a material adverse affect on the Company’s stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company’s best interests. The Company does not have any written agreement with Management or its significant stockholders to provide funds for the Company’s operating expenses.

Hirsch has71.6% of the voting power and thus can control any action requiring stockholder vote.

Because of its ownership of  30,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred stock and 278,231 shares of common stock, all of which vote together as a single class on matters submitted to a vote of stockholders, and because each share of Series A Preferred Stock is entitled to 10 votes per share and each share of Series B Preferred Stock is entitled to 100 votes per share, Hirsch has 100,578,231 of the 132,165,767 total outstanding votes entitled to be cast on matters submitted to a vote of our stockholders, permitting Hirsch to elect all of our directors and to approve any matter submitted to a vote of our stockholders.

Broad discretion of Management

Any person who invests in our common stock will do so dependent on the broad discretion and judgment of Management in connection with the implementation of the our business strategy. There can be no assurance that determinations made by Management will permit us to achieve the Company’s business objectives.

If the Company is deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate our business objective.

If we are deemed to be an investment company, we would be:

●	restricted in the nature of our investments; and

●	restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that the Company’s is subject it to the Investment Company Act of 1940.

The Company currently may be deemed to have no “Independent Director”, actions taken and expenses incurred by Management on behalf of the Company will generally not be subject to “Independent Review”.

Management may receive compensation and reimbursement for out-of-pocket expenses incurred in connection with activities on the Company’s behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which presently consists of two directors who may seek reimbursement. If our directors are not deemed “independent,” they will generally not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

The Company’s majority stockholder has filed an Information Statement with the SEC and it has been mailed to all shareholders of record as of April 7, 2009.  The majority shareholder has removed Mr. Arthur Martinez and added two directors, both of which should be independent, Ms. Sun Kim and Mr. Alex Lucas, effective May 17, 2009.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Since January 1, 2007 to May 8, 2009, the market price for our common stock has ranged from $1.74 to $0.12 (See “Market for Common Equity and Related Stockholder Matters” on page 12 of this Annual Report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on May 5, 2009 was $1.25 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company’s shares of common stock are subject to quotation on the OTCBB, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of common stock are subject to quotation on the OTCBB. Quotation of the Company’s securities on the OTCBB limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company’s common stock. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Registrant’s securities to be limited.

It is our intention during 2009 to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. Management expects to retain any earnings for use in its business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On December 16, 2008, the Company received a letter from the SEC regarding the 2007 10-KSB.  The Company has not yet responded to the SEC comments.

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 2370 Watson Ct., Suite 110, Palo Alto CA 94303, which space consists of approximately 5,600 square feet of executive office space which it shares with Hirsch and its affiliates and which is provided to us without charge. We believe that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2008, no matters were submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY.  RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB under the symbol “SLAW”.  The following table shows the high and low bid prices of our common stock, as quoted on the OTCBB, by quarter during our last fiscal year when trading began.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.  The information below was obtained from the OTCBB, for the respective periods.

Year Ending December 31, 2009	High	Low
1st Quarter (through May 9, 2009)	$1.65	$0.15
Year Ended December 31, 2008[1]
1st Quarter	$1.74	$0.28
2nd Quarter	1.01	0.25
3rd Quarter	1.00	0.20
4th Quarter	1.01	0.12

[1]	Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions.

Holders

As of May 8, 2009, there were approximately 292 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company is in the development stage, and as such has not generated any revenues, and does not expect to generate any revenues in the foreseeable future. The Company has incurred nominal operating costs associated with its plan of operation.

Following the change in control in December 2007, the Company has shifted its focus to becoming an operating company in the renewable energy sector. The Company has spent its limited resources in connection with such efforts, but has not yet been successful in entering into definitive arrangements to develop or sell any specific products or services. To date, the Company has focused its effort to develop and/or market advanced photo-voltaic solar products.

The Company’s business plan is to: (i) enter and expand into the solar and related renewable energy market, and (ii) fund its expansion through the sale of Company equity or debt. As we continue the development and sale of solar technologies and enter into related solar ventures, the Company may have to seek additional funding through the issuance of debt instruments to lenders or equity to investors in arm’s length transactions. These funds will either be borrowed by management or raised in private offerings. We can give no assurance that the requisite funding will be obtained.

Results of Operations

For the year ended 2008 we sustained a net operating loss of $36,425,823 as compared to a loss of $142,474 for the same twelve month period ended December 31, 2007. In 2008 we did not have any revenues.  From January 1, 2008, the Company has generated a total of $36,425,823 in net operating losses.

Increase is the result of $30,000,000 impairment of investment in Nok Bong, $6,000,000 consulting fees by issuing 10,000,000 common shares, $200,000 brokerage fees by issuing 1,000,000 Series B preferred shares and $186,146 in research and development expenses.

Liquidity

To support planned operations during the second half of 2009 and beyond, additional capital will be required. At this time we do not have any cash on hand.  Our necessary expenses have been paid by our majority shareholder, Hirsch Capital.  It is management’s intent to raise funds to generate the capital required to support expanding operations.

Recent Accounting Pronouncements

On November 5, 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004) which is effective on January 1, 2008. The adoption of SAB 110 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133 (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, (“SFAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of SFAS 142-3 will have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, we had $152 of cash on hand.

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until it consummates additional agreements with NOK-BONG, 3Soft and others. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its significant stockholders prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its significant stockholders to provide funds for the Company's operating expenses.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

PAGE
Report Of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS
Balance Sheets As Of December 31, 2008 and 2007	F-2
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007	F-3
Statements of Operations for the for the years ended December 31, 2008 and 2007 and for the Period from Date of Inception (January 1, 2008) through December 1, 2008	F-4
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from Date of Inception (January 1, 2008) through December 1, 2008	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of St. Lawrence Energy Corp.

We have audited the accompanying balance sheet of St. Lawrence Energy Corp. as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. St. Lawrence Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Lawrence Energy Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co. LLP

Rochester, New York
May 15, 2009

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

April 10, 2008
/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
Rochester, New York

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

December 31,	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$152	$—
Due from Related Party	1,789,241	—

Total Assets	$1,789,393	—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$6,716	$3,500

Total Current Liabilities	6,716	3,500

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 and -0- Issued and Outstanding, respectively	100	—
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,767 and 531,766 Issued and Outstanding, respectively	3,186	53
Additional Paid-In-Capital	38,358,160	149,393
Deficit Accumulated During Development Stage	(36,578,772)	(152,949)

Total Stockholders' Equity	1,782,677	(3,500)

Total Liabilities and Stockholders' Equity	$1,789,393	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Deficit
								Accumulated
	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	During	Total
	Number		Number		Number		Paid-In	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Deficit

Balance - January 1, 2007	30,000	$3	—	$—	531,766	$53	$90,826	$(110,475)	$(19,593)

Conversion of Amounts Owed to
Related Parties	—	—	—	—	—	—	58,567	—	58,567

Net Loss	—	—	—	—	—	—	—	(42,474)	(42,474)

Balance - December 31, 2007	30,000	3	—	—	531,766	53	149,393	(152,949)	(3,500)

Common Stock Issued in Exchange for
Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Services	—	—	—	—	10,000,000	1,000	5,999,000	—	6,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Contributed Services							12,000		12,000

Net Loss					—	—	—	(36,425,823)	(36,425,823)

Balance - December 31, 2008	30,000	$3	1,000,000	$100	31,865,766	$3,186	$38,358,160	$(36,578,772)	$1,782,667

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(January 1, 2008)
			Through
For the Years Ended December 31,	2008	2007	December 31, 2008

Revenues	$—	$—	$—

Expenses
General and Administrative	6,239,675	42,474	6,239,675
Research and Development	186,148	—	186,148

Total Expenses	6,425,823	42,474	6,425,823

Net Loss Before Investment Impairment
Investment Impairment	30,000,000	—	30,000,000

Net Loss Before Income Tax	(36,425,823)	(42,474)	(36,425,823)

Income Tax	—	—	—

Net Loss	$(36,425,823)	$(42,474)	$(36,425,823)

Loss per Share - Basic and Diluted	$(1.30)	$(0.08)	$(1.30)

Weighted Average Common Shares Outstanding	28,047,892	531,766	28,047,892

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(January 1, 2008)
			Through
For the Years Ended December 31,	2008	2007	December 31, 2008

Cash Flows from Operating Activities

Net Loss	$(36,425,823)	$(42,474)	$(36,425,823)

Adjustments to Reconcile Net Loss to
Net Cash Flows from Operating Activities:
Common Stock Issued for Services	6,000,000	—	6,000,000
Preferred Stock Issued for Services	200,000	—	200,000
Investment Impairment	30,000,000	—	30,000,000
Fair Value of Services Provided by Related Parties	12,000	34,500	12,000
Changes in Assets and Liabilities:
Accounts Payable	3,216	3,000	3,216

Net Cash Flows from Operating Activities	(210,607)	(4,974)	(210,607)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(1,789,241)	4,967	(1,789,241)
Common Stock Issued for Cash	2,000,000	—	2,000,000

Net Cash Flows from Financing Activities	210,759	4,967	210,759

Net Change in Cash and Cash Equivalents	152	(7)	152

Cash and Cash Equivalents - Beginning of Year	—	7	—

Cash and Cash Equivalents - End of Year	$152	$—	$152

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong in exchange for common shares	$30,000,000	$—	$30,000,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note A - The Company
St. Lawrence Energy Corp., formerly UroMed Corporation, d/b/a ALLIANT Medical Technologies, (the “Company”), was incorporated in Massachusetts in October 1990 and changed its domicile to Delaware in January 2006.  Prior to filing for bankruptcy under Chapter 7 in 2002, UroMed marketed a portfolio of products utilized for cancer radiation therapy and prostate cancer surgery.  On December 21, 2007, the Company changed its name form UroMed Corporation to St. Lawrence Energy Corp.   The Company’s principal office is located in Palo Alto, California.

On May 15, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts (case no. 02-13545).  As a result of the filing, all of the Company’s properties were transferred to a United States Trustee and all business operations were terminated.  The Bankruptcy Trustee has disposed of all of the assets.  On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor’s interest in personal property to Park Avenue Group Inc.

Basis of Presentation
The Company adopted “fresh-start” accounting as of January 15, 2005 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by  Entities in Reorganization under the Bankruptcy Code.

The financial statements for the year ended December 31, 2007 included herein presents the Company as a dormant entity.

SFAS 7 a "Development Stage Company" defines a development state entity as one that devotes most of its activities to establishing a new business. During the year ended December 31, 2008, the Company actively engaged in Research and Development activities in their planned principle business sector and accordingly is deemed a development stage company. Pursuant to SFAS 7, cumulative presentation is required for dormant companies that have been re-activated at the development stage. Accordingly, the financial statements for the year ended 2008 present cumulative totals from the date of entry into the development stage, January 1, 2008. Under the provision in the standard, cumulative information is presented from the deemed date of inception which is the date the dormant company is reactivated to development stage status.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

Scope of Business
Subsequent to the emergence from bankruptcy the Company became an empty shell.  As of January 1, 2008, the changed its primary business objective from a shell company to an operating company in the renewable energy sector.  At present the Company is focusing its efforts on development and/or marketing of solar and advanced photo-voltaic solar products.

Note B - Summary of Significant Accounting Policies Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Earnings per Share
Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Financial Instruments
The Company’s financial instruments consist of cash, due from related party, accounts payable and accrued expenses. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation
SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method.   The Company does not currently have any outstanding options subject to future vesting.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note C - Going Concern
The Company’s  financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $36,578,772 at December 31, 2008.

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until its product is fully developed. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its significant stockholders prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its significant stockholders to provide funds for the Company's operating expenses.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note D - Recently Issued Accounting Standards

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2008.  The adoption of SFAS 157 did not have a material effect on its  financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2008.  The adoption of SFAS 159 did not have a material effect on its  financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2009.  The Company is currently evaluating the impact of SFAS 160 on its  financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December,, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its  financial statements but does not expect it to have a material effect.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2009.  The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its  financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December,, 2009.  The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

Note E – Fresh Start Accounting and Bankruptcy Proceedings

On May 15, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court District of Massachusetts (case no. 02-13545).  On January 19, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor’s interest in personal property to Park Avenue Group Inc. The Court order provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests of UroMed’s subsidiaries.  It was on this date, January 19, 2005, that the Company adopted “fresh-start” accounting, in accordance with procedures specified by the AICPA Statement of Position (SOP) No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

Note F – Stock Transactions
On May 20, 2006 pursuant to the Bankruptcy Court Order dated January 16, 2005, the board of directors approved and authorized an amendment to the Company’s Articles of Incorporation and increased the number of Common authorized shares to 100,000,000, changed the par value of Common and Preferred shares to $.0001 and designated 1,000,000 series A preferred stock and issued 900,000 of such shares.  Each share of Preferred A carries 10 to 1 voting rights and is not convertible into common stock.

On January 8, 2007, the Company declared a reverse split of the common stock.  The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock.  Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such manner that all rounding was done to the next single share and each and every shareholder would own at least one (1) share.  The reverse stock split was effective January 8, 2007 for holders of record at January 8, 2007.  Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.  All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2006.  Each share of common stock carries 1 to 1 voting rights.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

On January 14, 2008 the Board of Directors and a majority of the voting securities of the Company approved an amendment and restatement of the Company’s Certificate of Incorporation.  The amendment provided for an increase in the authorized common stock to 495,000,000 and 5,000,000 Preferred stock.  The amendment further provided that a second class of Preferred Stock be established at $.0001 par with 100 to 1 voting rights and convertible into common stock at 1 to 1.  This stock would be classified as Class B, with 4,000,000 shares authorized. Class A Preferred Stock would have an additional 970,000 authorized bringing the total authorized to 1,000,000.

On January 8, 2008 the Company effectively traded 20,000,000 shares of Common Stock valued at $30,000,000 for 400,000 shares of common stock (30% interest) in a private company located in the Republic of Korea.

On January 14, 2008 the Company entered into a Stock Subscription Agreement with 3Soft, Inc. (the "3Soft Subscription Agreement"), pursuant to which 3Soft, Inc., a company organized under the laws of the Republic of Korea whose shares trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ ("3Soft"), agreed to purchase for $10 million in immediately available funds, shares of the Company's authorized but unissued Common Stock at a price per share equal to the higher of $1.50 or 85% of the closing price of our Common Stock on the trading day immediately preceding the date (a "Closing Date") on which 3Soft purchases any of the shares of the Company's Common Stock. Pursuant to the 3Soft Subscription Agreement, 3Soft purchased in January 2008 for $2 million directly from the Company 1,334,000 shares of Common Stock and agreed to purchase the remaining $8 million during the first quarter of 2008. 3Soft has indicated to us that it would not complete its purchase of our stock during the first quarter of 2008, and we have continued our discussions with 3Soft concerning an amendment of the 3Soft Subscription Agreement. 3Soft develops, manufactures and markets sophisticated and precision instruments and systems.

On January 14, 2008 the Company entered into a Stock Subscription Agreement with Hirsh Capital  Corp. (A California Corporation) pursuant to which Hirsch subscribed for one million (1,000,000) shares of Series B Preferred Stock of the Company. The consideration received by the Company for the exchange of the one million (1,000,000) shares of its Series B Preferred Stock to Hirsch includes the transformation of the Company from a shell company into an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K and further business relationships with the Company, NOK-BONG and 3Soft.  Therefore, the Company recorded an expense of $200,000 for the year ended December 31, 2008 in consideration for services rendered.

On April 22, 2008 the Company issued 10,000,000 shares of Common Stock valued at $.60 per share totaling $6,000,000 to a consultant in consideration for services to be rendered to the Company in pursuing similar companies to work with St. Lawrence in the energy sector.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note G – Related Party Transactions
The former officers and principal stockholders provided, without cost to the Company, services and office space. The total of these expenses was $12,000 and $34,500 for the years ended December 31, 2008 and 2007, respectively. Amounts accrued and payable at December 31, 2007 of $ 58,567 were converted to additional paid-in-capital.

In connection with the sale of shares to 3Soft, proceeds in the amount of approximately $1.7 million are being held by Hirsh Capital in trust for the Company. Hirsh Capital is the majority stockholder of the Company. The amount has been recorded as due from related party in the accompanying financial statements.

Note H – Investment
On January 8, 2008 the Company traded 20,000,000 common shares valued at $1.50 per share totaling $30,000,000 for 400,000 shares of common stock of Nok Bong, a shipping company in the Republic of Korea. The investment has been recorded on the equity method, however, the Company has been unable to obtain any financial information from Nok Bong to determine its pro-rata share of profit or loss as required by the equity method. Furthermore, since no financial information is available, the Company cannot determine its value of its investment in Nok Bong and therefore an impairment of $30,000,000 is expensed for the year ended December 31, 2008. Additionally, Nuk Bong has experienced difficulty in meeting its performance obligations with respect to its contractual responsibilities.

Note I – Research and Development
On December 2, 2008 the Company announced that it has entered into a joint solar energy technology development agreement with NASA (National Aeronautics and Space Administration). Through the agreement, both St. Lawrence and NASA will jointly cooperate in developing the next generation, more efficient, solar energy technologies.

St. Lawrence has engaged 3Soft, Inc. of South Korea in partnership for product adaptation and marketing to major markets in Asia. 3Soft's capability in manufacturing and implementation will allow St. Lawrence to leverage off 3Soft successes with its manufacturing sophistication. 3Soft is expected to continue with its participation in St. Lawrence's solar venture and to shorten time to market.

For the years ended December 31, 2008 and 2007, research and development was $186,148 and $-0-, respectively.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

Stock Transactions

Upon examination of the stock transactions, we noted the following deficiencies:

•	Significant equity transactions were not recorded.
•	Significant common stock was issued to a consultant without the Board of Directors’ approval.
•	Management failed to assess the fair value of stock issue for services.

Investment

Our audit procedures disclosed that the Company did not perform the review of investment for its annual impairment test. As a result, the fair value of the investment at the year end may not be correct.

Board Minutes

Our audit procedures disclosed that minutes of the meetings of the board of directors are not maintained. As a result, there is no assurance regarding the discussion that may have taken place at a meeting of the board and likewise, no assurance regarding official actions of the board that may have had a financial impact.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

(i) we have hired an accountant with U.S. GAAP experience to assist us in recording and the valuation of these types of transactions; and

(ii) we are in the process of documenting procedures for the creation and maintenance of board minutes.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current officers and directors are listed below.  Each of our directors will serve for one year or until their respective successors are elected and qualified.  Our officers serve at the pleasure of the board of directors.

Name	Age	Position	Start of Term
W. Benjamin Garst, Jr.	66	CEO, CFO Chairman of the Board Director	December 21, 2007

Anthony U. Martinez	64	Director	December 21, 2007

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

Family Relationships
There are no family relationships among any of our directors or executive officers.

Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees, including judgments finding violations of any federal or state securities or commodities law, material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.

Independent Registered Public Accounting Firm

The firm of Rotenberg and Company, LLP has been appointed to serve as our independent registered public accounting firm for the 2009 fiscal year unless the Board of Directors deems it advisable to make a substitution.

ITEM 11.  EXECUTIVE COMPENSATION

No compensation of cash or equity has been paid or granted for the employment of our officers or for the services of our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED    STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of May 8, 2009:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	W. Benjamin Garst, Jr.[2]	100,578,231	76.1
Common Stock	Anthony U. Martinez[3]	0	0%
Common Stock	All directors and executive officers as a group (4 persons)	0	76.1%
Common Stock	Nok-Bong Shipping Co. Ltd. Sunungo-RI Sadung-Myson Geojes City, Gyeongnam Province, Republic Korea	20,000,000	15.1%

1  Applicable percentage ownership is based on 132,165,767 shares of total voting stock outstanding at May89, 2009.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses are 2370 Watson Ct., Suite 110, Palo, Alton CA 94303, unless otherwise noted.

2  Includes 100,578,231 shares owned by Hirsch Capital Corp.  Mr. Garst is the CEO and Director of Hirsch Capital Corp.  Mr. Garst disclaims any beneficial ownership of the Company shares owned by Hirsch Capital Corp.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such sixty day period, have been so exercised, converted or exchanged.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Director Independence

It is our position that our two directors are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by our prior auditor Michael Cronin and our current auditor Rotenberg and Company, LLP.

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$4,500	$4,000
Audit-Related Fees	$—	$—
All Other Fees	$—	$—

Tax Fees

There were no fees paid in either 2008 or 2007 for tax related matters.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description
3.1	Incorporate by reference to our current report on Form 14-C filed with the SEC on April 28, 2009

10.1	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 17, 2009

23.1	Consent of Michael F. Cronin, CPA

31	Amended and restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i) to our Form 8-K filed on January 14, 2008.

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Appraisal of NOK BONG by Cheil CPA Accountancy incorporated by reference to Exhibit 99.1 to our Form 8-K filed on January 14, 2008.

99.2	Summary Financial information concerning NOK-BONG incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 14, 2008.

99.3	Subscription Agreement dated January 8, 2008 with NOK-BONG incorporated by reference to Exhibit 99.3 to our Form 8-K filed on January 14, 2008.

99.4	Subscription Agreement dated January 14, 2008 with 3Soft incorporated by reference to Exhibit 99.4 to our Form 8-K filed on January 14, 2008.

99.5	Subscription Agreement dated January 14, 2008 with Hirsch incorporated by reference to Exhibit 99.5 to our Form 8-K filed on January 14, 2008.

99.6	Form 8-K file on January 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ST. LAWRENCE ENERGY CORP.

Date: May 14, 2009	By:	/s/ W. Benjamin Garst, Jr.
W. Benjamin Garst, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ W. Benjamin Garst, Jr.	Chief Executive Officer	May 14, 2009
W. Benjamin Garst, Jr.

/s/ Anthony U. Martinez	Director	May 14, 2009
Anthony U. Martinez