Form 10-Q
period 2009-03-31
ST. LAWRENCE ENERGY CORP.
filed 2009-05-22
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-23266

ST. LAWRENCE ENERGY CORP. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3717938 (I.R.S. Employer Identification No.)

2370 Watson Court, Suite 110 Palo Alto, CA 94303 (Address of Principal Executive Offices) (650) 384-0333 (Issuer’s telephone number)

None (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

☐  Large accelerated filer                                                              ☐  Accelerated filer

☐  Non-accelerated filer                                                                ☒  Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:

Class Common Stock, $0.0001 par value	Outstanding as of May 8, 2009 31,865,767

INDEX	Page
PART 1-FINANCIAL INFORMATION	3

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1

Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31,2008 and the period from inception (January 1, 2008) to March 31, 2009.	F-2

Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and the period from inception (January 1, 2008) to March 31, 2009	F-3

Statement of Stockholders Equity (Deficit) from inception (January 1, 2008) to March 31, 2009	F-4

Notes to Interim Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Quantitative and Qualitative Disclosures about Market Risk	6

Item 4. Control and Procedures	6

PART 11-OTHER INFORMATION	6

Item 1. Legal Proceedings	6

Item 1A. Risk Factors	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	11

SIGNATURES	12

PART I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

FINANCIAL REPORTS
AT
March 31, 2009

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (restated) and for the Period from Date of Inception (January 1, 2008) through March 31, 2009 (Unaudited)	F-2

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (restated) and for the Period from Date of Inception (January 1, 2008) through March 31, 2009 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through March 31, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-12

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$3,167	$152
Due from Related Party	1,762,579	1,789,241

Total Assets	$1,765,746	$1,789,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$43,416	$6,716

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	100	100
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,766 Issued and Outstanding	3,186	3,186
Additional Paid-In-Capital	38,358,160	38,358,160
Deficit Accumulated During Development Stage	(36,639,119)	(36,578,772)

Total Stockholders' Equity	1,722,330	1,782,677

Total Liabilities and Stockholders' Equity	$1,765,746	$1,789,393

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(January 1, 2008)
	March 31,		Through
	2009	2008	March 31, 2009
		(restated)
Revenues	$—	$—	$—

Expenses
General and Administrative	60,347	220,784	6,300,022
Research and Development	—	186,148	186,148

Total Expenses	60,347	406,932	6,486,170

Net Loss for the Period Before
Investment Impairment
Investment Impairment	—	30,000,000	30,000,000

Net Loss for the Period Before Income Tax	(60,347)	(30,406,932)	(36,486,170)

Income Tax	—	—	—

Net Loss for the Period	$(60,347)	$(30,406,932)	$(36,486,170)

Loss per Share - Basic and Diluted	$(0.00)	$(1.62)	$(1.27)

Weighted Average Common Shares Outstanding	31,865,766	18,818,052	28,801,420

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(January 1, 2008)
	March 31,		Through
	2009	2008	March 31, 2009
		(restated)
Cash Flows from Operating Activities

Net Loss for the Period	$(60,347)	$(30,406,932)	$(36,486,170)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Common Stock Issued for Services	—	—	6,000,000
Preferred Stock Issued for Services	—	200,000	200,000
Investment Impairment	—	30,000,000	30,000,000
Fair Value of Services Provided by Related Parties		6,000	12,000
Changes in Assets and Liabilities:
Accounts Payable	36,700	2,136	39,916
Accrued Expenses	—	8,134	—

Net Cash Flows from Operating Activities	(23,647)	(190,662)	(234,254)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	26,662	(1,809,252)	(1,762,579)
Common Stock Issued for Cash	—	2,000,000	2,000,000

Net Cash Flows from Financing Activities	26,662	190,748	237,421

Net Change in Cash and Cash Equivalents	3,015	86	3,167

Cash and Cash Equivalents - Beginning of Period	152	—	—

Cash and Cash Equivalents - End of Period	$3,167	$86	$3,167

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$—	$30,000,000	$30,000,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH MARCH 31, 2009 - UNAUDITED

								Deficit
								Accumulated
	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	During	Total
	Number		Number		Number		Paid-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Deficit

Balance - January 1, 2008	30,000	$3	—	$—	531,766	$53	$149,393	$(152,949)	$(3,500)

Common Stock Issued in Exchange for
Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Services	—	—	—	—	10,000,000	1,000	5,999,000	—	6,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Contributed Services	—	—	—	—	—	—	12,000	—	12,000

Net Loss					—	—	—	(36,425,823)	(36,425,823)

Balance - December 31, 2008	30,000	3	1,000,000	100	31,865,766	3,186	38,358,160	(36,578,772)	1,782,677

Net Loss for the Period					—	—	—	(60,347)	(60,347)

Balance - March 31, 2009	30,000	$3	1,000,000	$100	31,865,766	$3,186	$38,358,160	$(36,639,119)	$1,722,330

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
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

The condensed financial statements of St. Lawrence Energy Corp., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

Basis of Presentation
The Company adopted “fresh-start” accounting as of January 15, 2005 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by  Entities in Reorganization under the Bankruptcy Code.

Pursuant to SFAS 7 a “Development Stage Company” is one that devotes most of its activities to establishing a New Business.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note A - The Company - continued

During the year ended December 31, 2008, the Company actively engaged in Research & Development activities in their planned principle business sector and accordingly is deemed a development stage company.  Pursuant to SFAS 7, cumulative presentation is required for dormant companies that have been re-activated at the development stage.  Accordingly, the financial statements for the year ended 2008 present cumulative totals from the date of entry into the development stage, January 1, 2008. Under the provision in the standard, cumulative information in presented from the deemed date of inception which is the date the dormant company is reactivated to development stage status.

Scope of Business
Subsequent to the emergence from bankruptcy the Company became an empty shell.  As of January 1, 2008, the Company changed its primary business objective from a shell company to an operating company in the renewable energy sector.  At present, the Company is focusing its efforts on development and/or marketing of solar and advanced photo-voltaic solar products.

Note B -Summary of Significant Accounting Policies

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

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note B -  Summary of Significant Accounting Policies – continued

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

Financial Instruments
The Company’s financial instruments consist of cash, due from related party and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

Note C -Going Concern
The Company’s  financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $36,639,119 at March 31, 2009.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note C -Going Concern – continued
The Company has no revenues and is dependent upon the willingness of the Company's management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until its product is fully developed. The Company anticipates that it will have access to sufficient financial resources to continue to pay operating expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its significant stockholders prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any banks or financial institutions to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with management or its significant stockholders to provide funds for the Company's operating expenses.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note D -Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 160 on its  financial statements did not expect it to have a material effect.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note D -Recently Issued Accounting Standards – continued
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 141(R) on its  financial statements did not have a material effect.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 161 on its financial statements did not expect it to have a material effect.

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

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

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

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note F -   Stock Transactions – continued
On January 14, 2008 the Company entered into a Stock Subscription Agreement with 3Soft, Inc. (the "3Soft Subscription Agreement"), pursuant to which 3Soft, Inc., a company organized under the laws of the Republic of Korea whose share trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ ("3Soft"), agreed to purchase for $10 million in immediately available funds, shares of the Company's authorized but unissued Common Stock at a price per share equal to the higher of $1.50 or 85% of the closing price of our Common Stock on the trading day immediately preceding the date (a "Closing Date") on which 3Soft purchases any of the shares of the Company's Common Stock. Pursuant to the 3Soft Subscription Agreement, 3Soft purchased in January 2008 for $2 million directly from the Company 1,334,000 shares of Common Stock and agreed to purchase the remaining $8 million during the first quarter of 2008. 3Soft has indicated to the Company that it would not complete its purchase of stock during the first quarter of 2008.  The Company has continued their discussions with 3Soft concerning an amendment of the 3Soft Subscription Agreement. 3Soft develops, manufactures and markets sophisticated and precision instruments and systems.

On January 14, 2008 the Company entered into a Stock Subscription Agreement with Hirsh Capital  Corp. (A California Corporation) pursuant to which Hirsch subscribed for one million (1,000,000) shares of Series B Preferred Stock of the Company. The consideration received by the Company for the exchange of the one million (1,000,000) shares of its Series B Preferred Stock to Hirsch includes the transformation of the Company from a shell company into an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K and further business relationships with the Company, NOK-BONG and 3Soft.  Therefore, the Company recorded an expense of $200,000 for the three months ended March 31, 2008 in consideration for services rendered.

On April 22, 2008 the Company issued 10,000,000 shares of Common Stock valued at $.60 per share totaling $6,000,000 to a consultant in consideration for services to be rendered to the Company in pursuing similar companies to work with St. Lawrence in the energy sector.

Note G – Related Party Transactions
The former officers and principal stockholders provided, without cost to the Company, services and office space.  The total of these expenses was $0 and $6,000 for the three month periods ended March 31, 2009 and 2008, respectively.

In connection with the sale of shares to 3Soft, proceeds in the amount of approximately $1.7 million are being held by Hirsh Capital in trust for the Company. Hirsh Capital is the majority stockholder of the Company. The amount has been recorded as due from related party in the accompanying financial statements.

Note H – Investment
On January 8, 2008 the Company traded 20,000,000 common shares valued at $1.50 per share totaling $30,000,000 for 400,000 shares of common stock of Nok Bong, a shipping company in the Republic of Korea.  The investment has been recorded on the equity method, however, the Company has been unable to obtain any financial information from Nok Bong to determine its pro-rata share of profit or loss as required by the equity method.  Furthermore, since no financial information is available, the Company cannot determine its value of its investment in Nok Bong and therefore an impairment of $30,000,000 is expensed for the three months ended March 31, 2008.  Additionally, Nok Bong has experience difficulty in meeting its performance obligations with respect to its contractual responsibilities.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

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

For the three months ended March 31, 2009 and 2008, research and development was $-0- and $186,148, respectively.

Note J – Restatement of Prior Quarter Financials

As described in Note A, the Company pursuant to SFAS 7 changed its inception date from January 19, 2005 to January 1, 2008.  As described in Note F and Note H, the following three (3) stock transactions were previously unreported for the quarter ended March 31, 2008:  the exchange transaction valued at $30,000,000 with Nok Bong which was subsequently impaired on the same date for $30,000,000; the stock subscription agreement with 3Soft, Inc. whereby 3Soft purchased 1,334,000 shares common stock for $2,000,000 which was received by a Related Party; and the stock subscription agreement with Hirsh Capital valued at $200,000 for contributed services. Net loss at March 31, 2008 after restatement has increased by $30,200,000 to $30,406,932.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of St. Lawrence Energy Corp., and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, and income of St. Lawrence Energy Corp., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of St. Lawrence Energy Corp. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development, and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Background

In December 2007, the former principal shareholders of the Company entered into private stock purchase agreements with Hirsch Capital Corp. ("Hirsch Capital") pursuant to which Hirsch Capital acquired shares of common stock and preferred stock.  In January 2008, the Company issued 1,000,000 shares of the Company’s Series B Preferred stock as previously described in the Form 8-K filed on January 14, 2008.  Hirsch controls 76.1% of the Company’s voting stock.

Business Objectives and Plan of Operations of the Company

The Company is in the development stage, and as such has not generated any revenues, and does not expect to generate any revenues in the foreseeable future. The Company has incurred nominal operating costs associated with its plan of operation.

Following the change in control in December 2007, the Company has shifted its focus to becoming an operating company in the renewable energy sector. The Company has spent its limited resources in connection with such efforts, but has not yet been successful in entering into definitive arrangements to develop or sell any specific products or services. To date, the Company has focused its effort to develop and/or market advanced photo-voltaic solar products. Hirsch Capital has advanced funds totaling $237,421, which funds were used by the Company to enter the market of advanced photo-voltaic solar products.

The Company's current business objective is to develop a business within the renewable energy sector and possibly seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company may utilize its capital stock, debt securities or a combination of capital stock and debt securities, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

If and when a business will be commenced or, a potential acquisition on acceptable terms is acquired, is not presently known. The foregoing transactions will depend upon various factors, many outside our control, including but not limited to, funding and availability.  The estimated costs associated with reviewing a potential business venture (primarily due diligence), is expected to be $5,000 to $25,000. These funds will either be borrowed by management or raised in private offerings. We can give no assurance that the requisite funding will be obtained.

Results of Operations

Three-Month Period ended March 31, 2009 Compared to March 31, 2008

During the three-months ended March 31, 2009 and 2008, the Company did not generate any revenues. We had operating expenses of $60,347 during the three-months ended March 31, 2009 compared to $406,932 in the same period in the prior year. The decrease in our operating expenses due to a reduction in general and administrative and research and development expenses. We expect our operating expenses to increase in the next quarters as we attempt to begin operations and complete an acquisition. We had a net loss of $60,347 during the three-months ended March 31, 2009 compared to a net loss of $30,406,932 during the three-months ended March 31, 2008.

The Company has generated no profit since inception. We have accumulative losses of $36,639,119 since the Company's was released from bankruptcy on January 19, 2005. All of these losses are primarily the result of investment impairment, consulting expenses, legal and accounting expenses.

Liquidity and Capital Resources

At March 31, 2009, the Company had $3,167 in cash.  We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses related to our present business activities. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting and professional fees and other administrative expenses of the Company. If we require additional financing to further develop our activities to enter the market of advanced photo-voltaic solar products, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2009:

Board Minutes

Our audit procedures disclosed that minutes of the meetings of the board of directors are not maintained. As a result, there is no assurance regarding the discussion that may have taken place at a meeting of the board and likewise, no assurance regarding official actions of the board that may have had a financial impact.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this Quarterly Report, the following factors should be considered in evaluating the Company's business and future prospects.

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

In January 2008, the Company issued 21,334,000 shares of its common stock and 1,000,000 shares of its Series B Preferred Stock in connection with the events described below under "Stock Transactions", which issuances created substantial dilution to our stockholders.

Our certificate of incorporation authorizes the issuance of up to 495,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As a result of the transactions (the "January Transactions") described under the caption "Stock Transactions", we issued 20,000,000 shares of our common stock to NOK-BONG, 1,334,000 shares of our common stock to 3Soft and 1,000,000 of our Series B Preferred Stock to Hirsch.

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

Broad discretion of Management

Any person who invests in our common stock will do so dependent on the broad discretion and judgment of Management in connection with the implementation of our business strategy. There can be no assurance that determinations made by Management will permit us to achieve the Company's business objectives.

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

We do not believe that the Company's is subject it to the Investment Company Act of 1940.

The Company currently may be deemed to have no "Independent Director", actions taken and expenses incurred by Management on behalf of the Company will generally not be subject to "Independent Review".

Management may receive compensation and reimbursement for out-of-pocket expenses incurred in connection with activities on the Company's behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which presently consists of two directors who may seek reimbursement. If our directors are not deemed "independent," they will generally not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company's behalf will be in the Company's best interests, the Company cannot assure the investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

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

The public market for our common stock has been very volatile. Since January 1, 2007 to May 8, 2009, the market price for our common stock has ranged from $1.74 to $0.12. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on May 5, 2009 was $1.25 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are subject to quotation on the OTCBB, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are subject to quotation on the OTCBB. Quotation of the Company's securities on the OTCBB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's common stock. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be limited.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

No.	Description of Exhibit

31.1	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ST. LAWRENCE ENERGY CORP.

/s/ W. Benjamin Garst, Jr.
W. Benjamin Garst, Jr.
CEO, CFO and Chairman

Dated:  May 22, 2009