Form 10-Q/A
period 2008-03-31
ST. LAWRENCE ENERGY CORP.
filed 2009-05-26
CIK 917821

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

March 31, 2008: Common- 21,865,766

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the items identified below with respect to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2008 (the “Original Filing”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 21, 2009, our Board of Directors on May 12, 2008, concluded that the Company’s previously filed unaudited financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 should no longer be relied upon and need to be restated as a result of our determination that as of March 31, 2008, the Company, pursuant to SFAS 7, has changed its inception date from January 19, 2005 to January 1, 2008.  The Company has determined that the following three (3) stock transactions were previously unreported for the quarter ended March 31, 2008 (i) the exchange transaction valued at $30,000,000 with Nok Bong which was subsequently impaired on the same date for $30,000,000; (ii) the stock subscription agreement with 3Soft, Inc. whereby 3Soft purchased 1,334,000 shares of common stock for $2,000,000 which was received by a Related Party, and; (iii) the stock subscription agreement with Hirsh Capital valued at $200,000 for contributed services.  As a result of these adjustments, the net loss at March 31, 2008, after restatement, has increased by $30,200,000 to $30,406,932.

As of June 30, 2008, in addition to the above items, the Company has determined that the 10 million common shares issued to a consultant valued at $6,000,000 for his service was previously unreported.  As a result, the net loss for three month and six month periods ended June 30, 2008, after restatement, has increased by $6,000,000 to $6,098,115 and $36,200,000 to $36,505,489, respectively.

September 30, 2008 was restated for the cumulative affect of the above items.

This Amendment only amends certain information in Item 1 (Financial Statements) of the Original Filing and such amendment with respect to Item 1 reflects the restatement of the financial statements as described above.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing or to modify or update those disclosures affected by subsequent events.

In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. The Original Filing also included a cautionary statement concerning forward-looking statements, which is also applicable to this Amendment.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

FINANCIAL REPORTS
AT
March 31, 2008

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at March 31, 2008 - Restated (Unaudited) and December 31, 2007	5

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through March 31, 2008 Restated (Unaudited)	6

Statements of Operations for the Three Months Ended March 31, 2008 (Restated) and 2007 and for the Period from Date of Inception (January 1, 2008) through March 31, 2008 (Unaudited and Restated)	7

Statements of Cash Flows for the Three Months Ended March 31, 2008 (Restated) and 2007 and for the Period from Date of Inception (January 1, 2008) through March 31, 2008 (Unaudited and Restated)	8

Notes to Financial Statements	9-16

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Restated)
	(Unaudited)
	March 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$86	$—
Due from Related Party	1,809,252	—

Total Assets	$1,809,338	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$11,637	$3,500
Accrued Liabilities	7,000	—
Payroll Liabilities	1,133	—

Total Liabilities	19,770	3,500

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 and 0 Issued and Outstanding Respectively	100	—
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
21,865,766 and 531,766 Issued and Outstanding Respectively	2,186	53
Additional Paid-In-Capital	32,347,160	149,393
Deficit Accumulated During Development Stage	(30,559,881)	(152,949)

Total Stockholders' Equity	1,789,568	(3,500)

Total Liabilities and Stockholders' Equity	$1,809,338	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH MARCH 31, 2008 - UNAUDITED (RESTATED)

	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	Deficit Accumulated During	Total
	Number		Number		Number		Paid-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Equity

Balance - January 1, 2008	30,000	$3	—	$—	531,766	$53	$149,393	$(152,949)	$(3,500)

Common Stock Issued in Exchange for Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Net Loss for the Period					—	—	—	(30,406,932)	(30,406,932)

Balance - March 31, 2008 (Restated)	30,000	$3	1,000,000	$100	21,865,766	$2,186	$32,347,160	$(30,559,881)	$1,789,568

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS - UNAUDITED

			(Restated)
			Period From
	For the Three Months Ended		Date of Inception
	(Restated)		(January 1, 2008)
	March 31,	March 31,	Through
	2008	2007	March 31, 2008

Revenues	$—	$—	$—

Expenses
General and Administrative	220,784	18,721	220,784
Research and Development	186,148	—	186,148

Total Expenses	406,932	18,721	406,932

Net Loss for the Period Before Investment Impairment
Investment Impairment	30,000,000	—	30,000,000

Net Loss for the Period Before Income Tax	(30,406,932)	(18,721)	(30,406,932)

Income Tax	—	—	—

Net Loss for the Period	$(30,406,932)	$(18,721)	$(30,406,932)

Loss per Share - Basic and Diluted	$(1.62)	$(0.04)	$(1.62)

Weighted Average Common Shares Outstanding	18,818,052	531,766	18,818,052

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS - UNAUDITED

			(Restated)
			Period From
	For the Three Months Ended		Date of Inception
	(Restated)		(January 1, 2008)
	March 31,	March 31,	Through
	2008	2007	March 31, 2008

Cash Flows from Operating Activities

Net Loss for the Period	$(30,406,932)	$(18,721)	$(30,406,932)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Preferred Stock Issued for Services	200,000	—	200,000
Investment Impairment	30,000,000	—	30,000,000
Fair Value of Services Provided by Related Parties		—	6,000
Changes in Assets and Liabilities:
Accounts Payable	8,137	18,787	8,137
Accrued Expenses	8,133	—	8,133

Net Cash Flows from Operating Activities	(190,662)	66	(190,662)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(1,809,252)	—	(1,809,252)
Common Stock Issued for Cash	2,000,000	—	2,000,000

Net Cash Flows from Financing Activities	190,748	—	190,748

Net Change in Cash and Cash Equivalents	86	66	86

Cash and Cash Equivalents - Beginning of Period	—	7	—

Cash and Cash Equivalents - End of Period	$86	$73	$86

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$30,000,000	$—	$30,000,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Pursuant to SFAS 7 a “Development Stage Company” defines a development state entity as one that devotes most of its activities to establishing a new business.  During the year ended December 31, 2008, the Company actively engaged in Research & Development activities in their planned principle business sector and accordingly is deemed a development stage company.  Pursuant to SFAS 7, cumulative presentation is required for dormant companies that have been re-activated at the development stage.  Accordingly, the financial statements for the year ended 2008 present cumulative totals from the date of entry into the development stage, January 1, 2008. Under the provision in the standard, cumulative information in presented from the deemed date of inception which is the date the dormant company is reactivated to development stage status.

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

The Company’s  financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $30,559,881 at March 31, 2008.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note C -	Going Concern – continued

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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 160 on its financial statements did not have a material effect.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note D -	Recently Issued Accounting Standards – continued

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 161 on its financial statements did have a material effect.

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

The former officers and principal stockholders provided, without cost to the Company, services and office space.  The total of these expenses was $6,000 and $-0- for the three months ended March 31, 2008 and 2007, respectively.

In connection with the sale of shares to 3Soft, Inc., proceeds in the amount of approximately $1.7 million are being held by Hirsh Capital in trust for the Company.  Hirsh Capital is the majority stockholder of the Company.  The amount has been recorded as due from related party in the accompanying financial statements.

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

For the three months ended March 31, 2008 and 2007, research and development was $186,148, and $-0-, respectively.

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

Note K –	Subsequent Events
On April 22, 2008 the Company issued 10,000,000 shares of common stock valued at $.60 per share totaling $6,000,000 to a consultant in consideration for services to be rendered to the Company in pursuing similiar companies to work with St. Lawrence in the energy sector.

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

3Soft Common Stock Purchase Agreement
On January 14, 2008, the Company entered into a Subscription Agreement with 3Soft, Inc., a company organized under the laws of the Republic of Korea whose shares trade publicly on the Korean KOSDAQ market under the symbol 036360.KQ (“3Soft”), regarding the purchase by 3Soft of up to $10,000,000 worth of the Company’s Common Stock (the “3Soft Subscription Agreement”), as previously described in the Form 8-K.

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

Results of Operations

The Company had no revenues for the three months ended March 31 2008, and 2007; and the Company incurred net losses of ($30,406,932) and ($18,721), respectively, during these periods, primarily as a result of R&D, legal, and accounting expenses and investment impairment. The increase in the quarter ended March 31, 2008, is due to investment impairment R&D, efforts as well as increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($30,406,932) since the Company's period of inception. All of these losses are primarily the result of investment impairment, legal and accounting expenses.

Liquidity

At March 31, 2008, the Company had no material cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4. Controls and Procedures.

Management's quarterly report on internal control over financial reporting

Evaluation of Disclosure Controls and Procedures

As of the date of this amended filing, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of this amended filing, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the date of this amended filing. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of the date of this amended filing:

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

Purchases of Equity Securities by Us and Affiliated Purchasers

Hirsch Capital Corp. entered into subscription agreement on January 14, 2008 for 1,000,000 shares of our series B Preferred Stock.

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

ST. LAWRENCE ENERGY CORP.

Date: May 26, 2009	By:	/s/ W.Benjamin Garst, Jr.
W. Benjamin Garst, Jr. Chief Executive Officer and Chief Financial Officer