Form 10-Q/A
period 2008-06-30
ST. LAWRENCE ENERGY CORP.
filed 2009-05-26
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

On June 30, 2008, the Registrant had 31,865,766 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the items identified below with respect to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2008 (the “Original Filing”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 21, 2009, our Board of Directors on May 20, 2008, concluded that the Company’s previously filed unaudited financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 should no longer be relied upon and need to be restated as a result of our determination that as of March 31, 2008, the Company, pursuant to SFAS 7, has changed its inception date from January 19, 2005 to January 1, 2008.  The Company has determined that the following three (3) stock transactions were previously unreported for the quarter ended March 31, 2008 (i) the exchange transaction valued at $30,000,000 with Nok Bong which was subsequently impaired on the same date for $30,000,000; (ii) the stock subscription agreement with 3Soft, Inc. whereby 3Soft purchased 1,334,000 shares of common stock for $2,000,000 which was received by a Related Party, and; (iii) the stock subscription agreement with Hirsh Capital valued at $200,000 for contributed services.  As a result of these adjustments, the net loss at March 31, 2008, after restatement, has increased by $30,200,000 to $30,406,932.

As of June 30, 2008, in addition to the above items, the Company has determined that the 10 million common shares issued to a consultant valued at $6,000,000 for his service was previously unreported.  As a result, the net loss for three month and six month periods ended June 30, 2008, after restatement, has increased by $6,000,000 to $6,098,115 and $36,200,000 to $36,505,047, respectively.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's unaudited interim financial statements are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Results of Operations

Three-Months Period ended June 30, 2008 Compared to June 30, 2007

During the three-months ended June 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $6,098,115 during the three-months ended June 30, 2008 compared to $12,238 in the same period in the prior year. The increase in our operating expenses is mainly related to our issuance of 10 million common shares valued at $6,000,000 that were issued to a consultant. We had a net loss of $6,098,115 during the three-months ended June 30, 2008 compared to a net loss of $12,238 during the three-months ended June 30, 2007.

Six-Months Period ended June 30, 2008 Compared to June 30, 2007

During the six-months ended June 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $36,505,047 during the six-months ended June 30, 2008 compared to $30,959 in the same period in the prior year. The increase in our operating expenses is mainly related to investment impairment of $30,000,000 and the 10 million shares valued at $6,000,000 that were issued to a consultant. We had a net loss of $36,505,047 during the six-months ended June 30, 2008 compared to a net loss of $30,959 during the three-months ended June 30, 2007.

The Company has generated no profit since inception. We have accumulative losses of $36,505,047 since the Company's was released from bankruptcy on January 19, 2005. All of these losses are primarily the result of investment impairment and 10 million shares issued to a consultant legal and accounting expenses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

/s/ W. Benjamin Garst, Jr.
W. Benjamin Garst, Jr.
   CEO, CFO and Chairman
   Dated: May 26, 2009

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

FINANCIAL REPORTS
AT
June 30, 2008

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at June 30, 2008 - Restated (Unaudited) and December 31, 2007	10

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through June 30, 2008 - Restated (Unaudited)	11

Statements of Operations for the Six Months Ended June 30, 2008 (Restated) and 2007 and for the Period from Date of Inception (January 1, 2008) through June 30, 2008 (Unaudited and Restated)	12

Statements of Cash Flows for the Six Months Ended June 30, 2008 (Restated) and 2007 and for the Period from Date of Inception (January 1, 2008) through June 30, 2008 (Unaudited and Restated)	13

Notes to Financial Statements	14-21

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Restated)
	(Unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$100	$—
Due from Related Party	1,809,252	—

Total Assets	$1,809,352	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$97,766	$3,500
Accrued Liabilities	7,000	—
Payroll Liabilities	1,133	—

Total Liabilities	105,899	3,500

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 and 0 Issued and Outstanding Respectively	100	—
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,766 and 531,766 Issued and Outstanding Respectively	3,186	53
Additional Paid-In-Capital	38,358,160	149,393
Deficit Accumulated During Development Stage	(36,657,996)	(152,949)

Total Stockholders' Equity	1,703,453	(3,500)

Total Liabilities and Stockholders' Equity	$1,809,352	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH JUNE 30, 2008 - RESTATED AND UNAUDITED

	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	Deficit Accumulated During	Total
	Number		Number		Number		Paid-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Equity

Balance - January 1, 2008	30,000	$3	—	$—	531,766	$53	$149,393	$(152,949)	$(3,500)

Common Stock Issued in Exchange for Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Contributed Services	—	—	—	—	—	—	12,000	—	12,000

Common Stock Issued for Services	—	—	—	—	10,000,000	1,000	5,999,000	—	6,000,000

Net Loss for the Period					—	—	—	(36,505,047)	(36,505,047)

Balance - June 30, 2008 (Restated)	30,000	$3	1,000,000	$100	31,865,766	$3,186	$38,358,160	$(36,657,996)	$1,703,453

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS - UNAUDITED

					(Restated)
					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(January 1, 2008)
	June 30,		June 30,		Through
	2008 (Restated)	2007	2008 (Restated)	2007	June 30, 2008

Revenues	$—	$—	$—		$—

Expenses
General and Administrative	6,098,115	12,238	6,318,899	30,959	6,318,899
Research and Development	—	—	186,148	—	186,148

Total Expenses	6,098,115	12,238	6,505,047	30,959	6,505,047

Net Loss for the Period Before
Investment Impairment
Investment Impairment	—	—	30,000,000	—	30,000,000

Net Loss for the Period Before Income Tax	(6,098,115)	(12,238)	(36,505,047)	(30,959)	(36,505,047)

Income Tax	—	—	—	—	—

Net Loss for the Period	$(6,098,115)	$(12,238)	$(36,505,047)	$(30,959)	$(36,505,047)

Loss per Share - Basic and Diluted	$(0.21)	$(0.02)	$(1.51)	$(0.06)	$(1.51)

Weighted Average Common Shares Outstanding	29,558,074	521,766	24,188,063	521,766	24,188,063

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS - UNAUDITED

			(Restated)
			Period From
			Date of Inception
	For the Six Months Ended		(January 1, 2008)
	June 30,		Through
	2008 (Restated)	2007	June 30, 2008

Cash Flows from Operating Activities

Net Loss for the Period	$(36,505,047)	$(30,959)	$(36,505,047)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Common Stock Issued for Services	6,000,000	—	6,000,000
Preferred Stock Issued for Services	200,000	—	200,000
Investment Impairment	30,000,000	—	30,000,000
Fair Value of Services Provided by Related Parties	12,000	27,000	12,000
Changes in Assets and Liabilities:
Accounts Payable	94,266	2,500	94,266
Accrued Expenses	8,133	—	8,133

Net Cash Flows from Operating Activities	(190,648)	(1,459)	(190,648)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(1,809,252)	4,467	(1,809,252)
Common Stock Issued for Cash	2,000,000	—	2,000,000

Net Cash Flows from Financing Activities	190,748	4,467	190,748

Net Change in Cash and Cash Equivalents	100	3,008	100

Cash and Cash Equivalents - Beginning of Period	—	7	—

Cash and Cash Equivalents - End of Period	$100	$3,015	$100

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$30,000,000	$—	$30,000,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s  financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $36,657,996 at June 30, 2008.

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

On January 14, 2008 the Company entered into a Stock Subscription Agreement with Hirsh Capital  Corp. (A California Corporation) pursuant to which Hirsch subscribed for one million (1,000,000) shares of Series B Preferred Stock of the Company. The consideration received by the Company for the exchange of the one million (1,000,000) shares of its Series B Preferred Stock to Hirsch includes the transformation of the Company from a shell company into an operating company in the energy sector by encouraging NOK-BONG and 3Soft to enter into the transactions described in the Form 8-K and further business relationships with the Company, NOK-BONG and 3Soft.  Therefore, the Company recorded an expense of $200,000 for the six months ended June 30, 2008 in consideration for services rendered.

On April 22, 2008 the Company issued 10,000,000 shares of Common Stock valued at $.60 per share totaling $6,000,000 to a consultant in consideration for services to be rendered to the Company in pursuing similar companies to work with St. Lawrence in the energy sector.

Note G –	Related Party Transactions

The former officers and principal stockholders provided, without cost to the Company, services and office space.  The total of these expenses was $12,000 and $-0- for the six months ended June 30, 2008 and 2007, respectively.

In connection with the sale of shares to 3Soft, Inc., proceeds in the amount of approximately $1.7 million are being held by Hirsh Capital in trust for the Company.  Hirsh Capital is the majority stockholder of the Company.  The amount has been recorded as due from related party in the accompanying financial statements.

Note H –	Investment

On January 8, 2008 the Company traded 20,000,000 common shares valued at $1.50 per share totaling $30,000,000 for 400,000 shares of common stock of Nok Bong, a shipping company in the Republic of Korea.  The investment has been recorded on the equity method, however, the Company has been unable to obtain any financial information from Nok Bong to determine its pro-rata share of profit or loss as required by the equity method.  Furthermore, since no financial information is available, the Company cannot determine its value of its investment in Nok Bong and therefore an impairment of $30,000,000 is expensed for the six months ended June 30, 2008.  Additionally, Nok Bong has experience difficulty in meeting its performance obligations with respect to its contractual responsibilities.

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

For the six months ended June 30, 2008 and 2007, research and development was $186,148, and $-0-, respectively.

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

As of June 30, 2008 in addition to the above items, the Company has determined that the 10 million common shares issued to a consultant valued at $6,000,000 for his service was previously unreported.  As a result, the net loss for the three and six month periods ended June 30, 2008 after restatement, has increased by $6,000,000 to $6,098,115 and $36,200,000 to $36,505,047, respectively.

Note K –	Subsequent Event

On December 2, 2008 the Company announced that it has entered into a joint solar energy technology development agreement with NASA (National Aeronautics and Space Administration). Through the agreement, both St. Lawrence and NASA will jointly cooperate in developing the next generation, more efficient, solar energy technologies.