Form 10-Q/A
period 2008-09-30
ST. LAWRENCE ENERGY CORP.
filed 2009-05-26
CIK 917821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
AMENDMENT NO. 1
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-23266

ST. LAWRENCE ENERGY CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	38-3717938
(State of Incorporation)	(I.R.S. Employer Identification No.)

2370 Watson Court, Suite 110, Palo Alto, CA	94303
(Address of Principal Executive Offices)	(ZIP Code)

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

On October 30, 2008, the Registrant had 31,865,766 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the items identified below with respect to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008 (the “Original Filing”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 21, 2009, our Board of Directors on May 20, 2008, concluded that the Company's previously filed unaudited financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 should no longer be relied upon and need to be restated as a result of our determination that as of March 31, 2008, the Company, pursuant to SFAS 7, has changed its inception date from January 19, 2005 to January 1, 2008.  The Company has determined that the following three (3) stock transactions were previously unreported for the quarter ended March 31, 2008 (i) the exchange transaction valued at $30,000,000 with Nok Bong which was subsequently impaired on the same date for $30,000,000; (ii) the stock subscription agreement with 3Soft, Inc. whereby 3Soft purchased 1,334,000 shares of common stock for $2,000,000 which was received by a Related Party, and; (iii) the stock subscription agreement with Hirsh Capital valued at $200,000 for contributed services.  As a result of these adjustments, the net loss at March 31, 2008, after restatement, has increased by $30,200,000 to $30,406,932.

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

Nine-Months Period ended September 30, 2008 Compared to September 30, 2007

During the nine-months ended September 30, 2008 and 2007, the Company did not generate any revenues. We had operating expenses of $36,527,692 during the nine-months ended September 30, 2008 compared to $39,486 in the same period in the prior year. The increase in our operating expenses is mainly related to investment impairment and consulting expenses. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $36,527,692 during the nine-months ended September 30, 2008 compared to a net loss of $39,486 during the nine-months ended September 30, 2007.

The Company has generated no profit since inception. We have accumulative losses of $36,527,692 since the Company's date of inception, January 1, 2008. All of these losses are primarily the result of investment impairment, consulting expenses and legal and accounting expenses.

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

ST. LAWRENCE ENERGY CORP.

Dated: May 26, 2009	By:	/s/ W. Benjamin Garst, Jr.
Name: W. Benjamin Garst, Jr.
Title: CEO, CFO and Chairman

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

FINANCIAL REPORTS
AT
September 30, 2008

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at September 30, 2008 - Restated (Unaudited) and December 31, 2007	F-1

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through September 30, 2008 - Restated (Unaudited)	F-2

Statements of Operations for the Nine Months Ended September 30, 2008 (Restated) and 2007 and for the Period from Date of  Inception (January 1, 2008) through September 30, 2008 (Unaudited and Restated)
F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008 (Restated) and 2007 and for the Period from Date of Inception (January 1, 2008) through September 30, 2008 (Unaudited and Restated)
F-4

Notes to Financial Statements	F-5 - F-12

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Restated)
	(Unaudited)
	September 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Due from Related Party	1,786,341	—

Total Assets	$1,786,341	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$97,400	$3,500
Accrued Liabilities	7,000	—
Payroll Liabilities	1,133	—

Total Liabilities	105,533	3,500

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 and -0- Issued and Outstanding, respectively	100	—
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,766 and 531,766 Issued and Outstanding, respectively	3,186	53
Additional Paid-In-Capital	38,358,160	149,393
Deficit Accumulated During Development Stage	(36,680,641)	(152,949)

Total Stockholders' Equity	1,680,808	(3,500)

Total Liabilities and Stockholders' Equity	$1,786,341	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH SEPTEMBER 30, 2008 - RESTATED AND UNAUDITED

								Deficit
								Accumulated
	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	During	Total
	Number		Number		Number		Paid-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Equity

Balance - January 1, 2008	30,000	$3	—	$—	531,766	$53	$149,393	$(152,949)	$(3,500)

Common Stock Issued in Exchange for
Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Contributed Services	—	—	—	—	—	—	12,000	—	12,000

Common Stock Issued for Services	—	—	—	—	10,000,000	1,000	5,999,000	—	6,000,000

Net Loss for the Period					—	—	—	(36,527,692)	(36,527,692)

Balance - June 30, 2008 (Restated)	30,000	$3	1,000,000	$100	31,865,766	$3,186	$38,358,160	$(36,680,641)	$1,680,808

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS - UNAUDITED

					(Restated)
					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(January 1, 2008)
	September 30,		September 30,		Through
	2008 (Restated)	2007	2008 (Restated)	2007	September 30, 2008

Revenues	$—	$—	$—		$—

Expenses
General and Administrative	22,645	8,527	6,341,544	39,486	6,341,544
Research and Development	—	—	186,148	—	186,148

Total Expenses	22,645	8,527	6,527,692	39,486	6,527,692

Net Loss for the Period Before
Investment Impairment
Investment Impairment	—	—	30,000,000	—	30,000,000

Net Loss for the Period Before Income Tax	(22,645)	(8,527)	(36,527,692)	(39,486)	(36,527,692)

Income Tax	—	—	—	—	—

Net Loss for the Period	$(22,645)	$(8,527)	$(36,527,692)	$(39,486)	$(36,527,692)

Loss per Share - Basic and Diluted	$(0.00)	$(0.02)	$(1.36)	$(0.07)	$(1.36)

Weighted Average Common Shares Outstanding	31,865,766	531,767	26,765,978	531,767	26,765,978

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS - UNAUDITED

			(Restated)
			Period From
			Date of Inception
	For the Nine Months Ended		(January 1, 2008)
	June 30,		Through
	2008 (Restated)	2007	September 30, 2008

Cash Flows from Operating Activities

Net Loss for the Period	$(36,527,692)	$(39,486)	$(36,527,692)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Common Stock Issued for Services	6,000,000	—	6,000,000
Preferred Stock Issued for Services	200,000	—	200,000
Investment Impairment	30,000,000	—	30,000,000
Fair Value of Services Provided by Related Parties	12,000,000	34,500	12,000,000
Changes in Assets and Liabilities:
Accounts Payable	93,900	512	93,900
Accrued Expenses	8,133	—	8,133

Net Cash Flows from Operating Activities	(213,659)	(4,474)	(213,659)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(1,786,341)	4,467	(1,786,341)
Common Stock Issued for Cash	2,000,000	—	2,000,000

Net Cash Flows from Financing Activities	213,659	4,467	213,659

Net Change in Cash and Cash Equivalents	—	(7)	—

Cash and Cash Equivalents - Beginning of Period	—	7	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$30,000,000	$—	$30,000,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Note C - Going Concern

The Company’s  financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $36,680,641 at September 30, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 161 on its financial statements did not have a material effect.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of SFAS 163 on its financial statements did not have a material effect.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note E -  Fresh Start Accounting and Bankruptcy Proceedings

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

Note F -  Stock Transactions

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

Note G - Related Party Transactions

The former officers and principal stockholders provided, without cost to the Company, services and office space.  The total of these expenses was $12,000 and $34,500 for the nine months ended September 30, 2008 and 2007, respectively.

In connection with the sale of shares to 3Soft, Inc., proceeds in the amount of approximately $1.7 million are being held by Hirsh Capital in trust for the Company.  Hirsh Capital is the majority stockholder of the Company.  The amount has been recorded as due from related party in the accompanying financial statements.

Note H - Investment

On January 8, 2008 the Company traded 20,000,000 common shares valued at $1.50 per share totaling $30,000,000 for 400,000 shares of common stock of Nok Bong, a shipping company in the Republic of Korea.  The investment has been recorded on the equity method, however, the Company has been unable to obtain any financial information from Nok Bong to determine its pro-rata share of profit or loss as required by the equity method.  Furthermore, since no financial information is available, the Company cannot determine its value of its investment in Nok Bong and therefore an impairment of $30,000,000 is expensed for the nine months ended September 30, 2008.  Additionally, Nok Bong has experience difficulty in meeting its performance obligations with respect to its contractual responsibilities.

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO FINANCIAL STATEMENTS

Note I  - Research and Development

St. Lawrence has engaged 3Soft, Inc. of South Korea in partnership for product adaptation and marketing to major markets in Asia. 3Soft's capability in manufacturing and implementation will allow St. Lawrence to leverage off 3Soft successes with its manufacturing sophistication. 3Soft is expected to continue with its participation in St. Lawrence's solar venture and to shorten time to market.

For the nine months ended September 30, 2008 and 2007, research and development was $186,148, and $-0-, respectively.

Note J - Restatement of Prior Quarter Financials

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

September 30, 2008 was restated for the cumulative effect of the above items.

The Company’s annual Form 10-K for the year ended December 31, 2008 properly reflected these transactions.

Note K - Subsequent Event

On December 2, 2008 the Company announced that it has entered into a joint solar energy technology development agreement with NASA (National Aeronautics and Space Administration). Through the agreement, both St. Lawrence and NASA will jointly cooperate in developing the next generation, more efficient, solar energy technologies.