Form 10-Q
period 2009-06-30
ST. LAWRENCE ENERGY CORP.
filed 2009-08-17
CIK 917821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

Or

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.o Large accelerated filero Accelerated filero Non-accelerated filerx Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yesx Noo

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2009:

Class	Outstanding as of August 12, 2009
Common Stock, $0.0001 par value	31,865,766

	INDEX	Page
PART 1-FINANCIAL INFORMATION			3

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008

Statements of Operations (Unaudited) for the three and six months ended June 30, 2009 and 2008 and the period from inception (January 1, 2008) to June 30, 2009.

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and the period from inception (January 1, 2008) to June 30, 2009

Statement of Stockholders Equity from inception (January 1, 2008) to June 30, 2009

Notes to Interim Financial Statements

IItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations IItem 3. Quantitative and Qualitative Disclosures about Market Risk Item 4. Control and Procedures

PART 11-OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

FINANCIAL REPORTS
AT
June 30, 2009

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	F	-1
Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (January 1, 2008)	F	-2
through June 30, 2009 (Unaudited)
Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (January 1, 2008) through	F	-3
June 30, 2009 (Unaudited)
Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through June 30, 2009 (Unaudited)	F	-4

Notes to Financial Statements

F-5 - F-12

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$142	$152
Due from Related Party	1,733,564	1,789,241

Total Assets	$1,733,706	$1,789,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$94,444	$6,716

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	100	100
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,766 Issued and Outstanding	3,186	3,186
Additional Paid-In-Capital	38,358,160	38,358,160
Deficit Accumulated During Development Stage	(36,722,187)	(36,578,772)

Total Stockholders' Equity	1,639,262	1,782,677

Total Liabilities and Stockholders' Equity	$1,733,706	$1,789,393

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS -

UNAUDITED

						Period From
	For the Three Months Ended			For the Six Months Ended		Date of Inception
						(January 1, 2008)
	June 30,	June 30,	June 30,		June 30,	Through
	2009	2008		2009	2008	June 30, 2009

Revenues	$—	$—		$—	$—	$—
Expenses
General and Administrative	83,068	6,098,115		143,415	6,318,899	6,383,090
Research and Development	—	—		—	186,148	186,148

Total Expenses	83,068	6,098,115		143,415	6,505,047	6,569,238
Net Loss for the Period Before
Investment Impairment
Investment Impairment	—	—		—	30,000,000	30,000,000
Net Loss for the Period Before Income
Tax	(83,068)	(6,098,115)		(143,415)	(36,505,047)	(36,569,238)

Income Tax	—	—	—		—	—

Net Loss for the Period

$ (83,068)

$(6,098,115)

$ (143,415)

$(36,505,047)

$ (36,569,238)

Loss per Share - Basic and Diluted	$(0.00)	$(0.21)	$(0.00)	$(1.51)	$(1.25)

Weighted Average Common Shares
Outstanding	31,865,766	29,558,074	31,865,766	24,188,063	29,311,210

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS -
UNAUDITED

		Period From
For the Six Months Ended		Date of Inception
		(January 1, 2008)
June 30,	June 30,	Through
2009	2008	June 30, 2009

Cash Flows from Operating Activities

Net Loss for the Period

$ (143,415)

$ (36,505,047)

$ (36,569,238)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating
Activities:
Common Stock Issued for Services	—	6,000,000	6,000,000
Preferred Stock Issued for Services	—	200,000	200,000
Investment Impairment	—	30,000,000	30,000,000
Fair Value of Services Provided by Related
Parties	—	12,000	12,000
Changes in Assets and Liabilities:
Accounts Payable	87,728	94,266	90,944
Accrued Expenses	—	8,133	—

Net Cash Flows from Operating Activities	(55,687)	(190,648)	(266,294)
Net Cash Flows from Investing Activities	—	—	—
Cash Flows from Financing Activities
Cash Advance by (Repayment to) Related Party	55,677	(1,809,252)	(1,733,564)
Common Stock Issued for Cash	—	2,000,000	2,000,000

Net Cash Flows from Financing Activities	55,677	190,748	266,436

Net Change in Cash and Cash Equivalents	(10)	100	142
Cash and Cash Equivalents - Beginning of		—	—

Period	152

Cash and Cash Equivalents - End of Period	$142	$100	$142

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$—	$30,000,000	$30,000,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH JUNE 30, 2009 - UNAUDITED

Deficit
Accumulated
	Preferred Stock -A		Preferred Stock -B		Common Stock			Additional	During	Total
	Number		Number		Number		Paid	-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value		Capital	Stage	Deficit

Balance - January 1, 2008	30,000	$3	— $	—	531,766	$53		$149,393	$(152,949)	$(3,500)

Common Stock Issued in
Exchange for
Equity Investment	—	—	—		—	20,000,000	2,000	29,998,000	—	30,000,000
Common Stock Issued for
Services	—	—	—		—	10,000,000	1,000	5,999,000	—	6,000,000
Common Stock Issued for
Cash	—	—	—		—	1,334,000	133	1,999,867	—	2,000,000
Preferred Stock Issued for
Services	—	—	1,000,000		100	—	—	199,900	—	200,000
Contributed Services	—	—	—		—	—	—	12,000	—	12,000
Net Loss						—	—	—	(36,425,823)	(36,425,823)
Balance - December 31,
2008	30,000	3	1,000,000		100	31,865,766	3,186	38,358,160	(36,578,772)	1,782,677
Net Loss for the Period						—	—	—	(143,415)	(143,415)
Balance - June 30, 2009	30,000	$3	1,000,000		$100	31,865,766	$3,186	$38,358,160	$(36,722,187)	$1,639,262

The accompanying notes are an integral part of these financial statements.
				F	-4

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

From January 15, 2005 through December 31, 2007 the Company was a dormant entity.

SFAS 7 “Development Stage Company” defines a development stage company as one that devotes most of its activities to establishing a new business.

- continued -

ST. LAWRENCE ENERGY CORP.
(FORMERLY KNOWN AS UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

NOTES TO FINANCIAL STATEMENTS

Note A - The Company - continued

During the year ended December 31, 2008, the Company actively engaged in Research and Development activities in their planned principle business sector and accordingly is deemed a development stage company. Pursuant to SFAS 7, cumulative presentation is required for dormant companies that have been reactivated at the development stage. Accordingly, the financial statements for the year ended December 31, 2008 present cumulative totals from the date of entry into the development stage, January 1, 2008. Under the provision in the standard, cumulative information in presented from the deemed date of inception which is the date the dormant company is reactivated to development stage status.

Scope of Business

Subsequent to the emergence from bankruptcy the Company was an empty shell. As of January 1, 2008, the Company changed its primary business objective from a shell company to an operating company in the renewable energy sector. At present, the Company is focusing its efforts on development and/or marketing of solar and advanced photo-voltaic solar products.

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

Note C -Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $36,722,187 at June 30, 2009.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 165 did not have a significant effect on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

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

Note G – Related Party Transactions

The former officers and principal stockholders provided, without cost to the Company, services and office space. The total of these expenses was $0 and $12,000 for the six month periods ended June 30, 2009 and 2008, respectively.

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

For the six months ended June 30, 2009 and 2008, research and development was $-0- and $186,148, respectively.

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

Following the change in control in December 2007, the Company has shifted its focus to becoming an operating company in the renewable energy sector. The Company has spent its limited resources in connection with such efforts, but has not yet been successful in entering into definitive arrangements to develop or sell any specific products or services. To date, the Company has focused its effort to develop and/or market advanced photo-voltaic solar products. Hirsch Capital has advanced net funds totaling $266,436, which funds were used by the Company to enter the market of advanced photo-voltaic solar products.

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

Results of Operations

Three-Months Period ended June 30, 2009 Compared to June 30, 2008

During the three-months ended June 30, 2009 and 2008, the Company did not generate any revenues. We had operating expenses of $83,068 during the three-months ended June 30, 2009 compared to $6,098,115 in the same period in the prior year. The decrease in our operating expenses is mainly related to our issuance of 10 million common shares valued at $6,000,000 that were issued to a consultant in 2008. We had a net loss of $83,068during the three-months ended June 30, 2009 compared to a net loss of $6,098,115 during the three-months ended June 30, 2008.

Six-Month Period ended June 30, 2009 Compared to June 30, 2008

During the six-months ended June 30, 2009 and 2008, the Company did not generate any revenues. We had operating expenses of $143,415 during the six-months ended June 30, 2009 compared to $36,505,047 in the same period in the prior year. The decrease in our operating expenses is mainly related to investment impairment of $30,000,000 and the 10 million shares valued at $6,000,000 that were issued to a consultant in 2008. We had a net loss of $143,415 during the six-months ended June 30, 2009 compared to a net loss of $36,505,047 during the three-months ended June 30, 2008.

The Company has generated no profit since inception. We have accumulative losses of $36,569,238 from the Date of Inception as a Development Stage Company. Subsequent to the Company’s release from bankruptcy on January 19, 2005 the Company became an empty shell. On January 1, 2008 the Company changed its primary business objective from a shell company to an operating company and therefore became a “Development Stage Company”. All of these losses are primarily the result of investment impairment and 10 million shares issued to a consultant legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2009, the Company had $142 in cash. We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses related to our present business activities. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting and professional fees and other administrative expenses of the Company. If we require additional financing to further develop our activities to enter the market of advanced photo-voltaic solar products, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

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

     Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2009:

Board Minutes

Our audit procedures disclosed that minutes of the meetings of the board of directors are not maintained. As a result, there is no assurance regarding the discussion that may have taken place at a meeting of the board and likewise, no assurance regarding official actions of the board that may have had a financial impact.

     Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Dependence on key personnel

We are dependent upon the continued services of W. Benjamin Garst, Jr To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

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

We believe that we have situated the Company to become an operating company in limited segments of the energy sector - the transportation of ethanol and other alternate fuels by ship and the sale and marketing of solar power products manufactured by 3Soft and others. Accordingly, the prospects for the Company's success will be:

· solely dependent upon the performance of a single operating business, or

· dependent upon the development or market acceptance of a single or limited number of products or services.

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

If we are deemed to be an investment company, we would be:

· restricted in the nature of our investments; and

· restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:· registration as an investment company;· adoption of a specific form of corporate structure; and

· reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The public market for our common stock has been very volatile. Since January 1, 2007 to August 12, 2009, the market price for our common stock has ranged from $1.74 to $0.12. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want, at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on August 12, 2009 was $.25 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

· that a broker or dealer approve a person's account for transactions in penny stocks; and

· the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

· obtain financial information and investment experience objectives of the person; and

· make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

· sets forth the basis on which the broker or dealer made the suitability determination; and

· that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended June 30, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

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

Dated: August 14, 2009