Form 10-Q
period 2009-09-30
ST. LAWRENCE ENERGY CORP.
filed 2009-11-16
CIK 917821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:

Class Common Stock, $0.0001 par value	Outstanding as of November 12, 2009 31,865,766

INDEX	Page
PART 1-FINANCIAL INFORMATION	3

Item 1. Financial Statements

BBalance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

S Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009 and 2008 and the period from inception (January 1, 2008) to September 30, 2009.	F-2

SStatements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and the period from inception (January 1, 2008) to September 30, 2009	F-3

Statement of Stockholders Equity from inception (January 1, 2008) to September 30, 2009	F-4

Notes to Interim Financial Statements	F-5

IItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

IItem 3. Quantitative and Qualitative Disclosures about Market Risk	6

Item 4. Control and Procedures	6

PART 11-OTHER INFORMATION	6

Item 1. Legal Proceedings	6

Item 1A. Risk Factors	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	11

SIGNATURES	12

PART I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ST. LAWRENCE ENERGY CORP.

(FORMERLY KNOWN AS UROMED CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Palo Alto, California

FINANCIAL REPORTS
AT
September 30, 2009

ST. LAWRENCE ENERGY CORP.

(FORMERLY KNOWN AS UROMED CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Palo Alto, California

TABLE OF CONTENTS

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Restated) and for the Period from Date of Inception (January 1, 2008) through September 30, 2009 (Unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Restated) and for the Period from Date of Inception (January 1, 2008) through September 30, 2009 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (January 1, 2008) through September 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-12

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$ 142	$ 152
Due from Related Party	1,655,915	1,789,241

Total Current Assets	1,771,143	1,789,393

Property and Equipment – Net of Accumulated Depreciation	30,000	––

Other Assets
Security Deposit	24,639	––

Total Assets	$ 1,710,782	$ 1,789,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 114,370	$ 6,716

Stockholders' Equity
Preferred Stock - A: $.0001 Par; 1,000,000 Shares Authorized,
30,000 Issued and Outstanding	3	3
Preferred Stock - B: $.0001 Par; 4,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	100	100
Common Stock: $.0001 Par; 495,000,000 Shares Authorized;
31,865,766 Issued and Outstanding	3,186	3,186
Additional Paid-In-Capital	38,358,160	38,358,160
Deficit Accumulated During Development Stage	(36,765,037)	(36,578,772)

Total Stockholders' Equity	1,596,412	1,782,677

Total Liabilities and Stockholders' Equity	$ 1,710,782	$ 1,789,393

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
	For the Three Months Ended		For the Nine Months Ended		Date of Inception
		(Restated)		(Restated)	(January 1, 2008)
	September 30,	September 30,	September 30,	September 30,	Through
	2009	2008	2009	2008	September 30, 2009

Revenues	$ —	$ —	$ —	$ —	$ —

Expenses
General and Administrative	42,850	22,645	186,265	6,341,544	6,425,940
Research and Development	—	—	—	186,148	186,148

Total Expenses	42,850	22,645	186,265	6,527,692	6,612,088

Net Loss for the Period Before
Investment Impairment
Investment Impairment	—	—	—	30,000,000	30,000,000

Net Loss for the Period Before Income Tax	(42,850)	(22,645)	(186,265)	(36,527,692)	(36,612,088)

Income Tax	—	—	—	—	—

Net Loss for the Period	$ (42,850)	$ (22,645)	$ (186,265)	$(36,527,692)	$ (36,612,088)

Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (1.36)	$ (1.23)

Weighted Average Common Shares Outstanding	31,865,766	31,865,766	31,865,766	26,765,978	29,679,002

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
	For the Nine Months Ended		Date of Inception
		(Restated)	(January 1, 2008)
	September 30, 2009	September 30, 2008	Through September 30, 2009
Cash Flows from Operating Activities

Net Loss for the Period	$ (186,265)	$ (36,527,692)	$ (36,612,088)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Common Stock Issued for Services	—	6,000,000	6,000,000
Preferred Stock Issued for Services	—	200,000	200,000
Investment Impairment	—	30,000,000	30,000,000
Fair Value of Services Provided by Related Parties	—	12,000	12,000
Changes in Assets and Liabilities:
Security Deposit	(24,639)	––	(24,639)
Accounts Payable	107,654	93,900	110,870
Accrued Expenses	—	8,133	—
Net Cash Flows from Operating Activities	(103,250)	(213,659)	(313,857)

Net Cash Flows from Investing Activities			—
Purchase of Property and Equipment	(30,000)	—	(30,000)

Cash Flows from Financing Activities
Cash Advance by Related Party	133,326	(1,786,341)	(1,655,915)
Common Stock Issued for Cash	—	2,000,000	2,000,000

Net Cash Flows from Financing Activities	133,326	213,659	344,085

Net Change in Cash and Cash Equivalents	76	—	228

Cash and Cash Equivalents - Beginning of Period	152	—	—

Cash and Cash Equivalents - End of Period	$ 228	$ ––	$ 228

Supplemental Non-Cash Investing and Financing Activities:
Investment in Nok Bong	$ —	$ 30,000,000	$ 30,000,000

Cash Paid During the Period for:
Interest	$ —	$ —	$ —
Income Taxes	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

ST. LAWRENCE ENERGY CORP.
(FORMERLY UROMED CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Palo Alto, California

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (JANUARY 1, 2008) THROUGH SEPTEMBER 30, 2009 - UNAUDITED

								Deficit
								Accumulated
	Preferred Stock -A		Preferred Stock -B		Common Stock		Additional	During	Total
	Number		Number		Number		Paid-In-	Development	Stockholders'
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Stage	Deficit

Balance - January 1, 2008	30,000	$3	—	$—	531,766	$53	$149,393	$(152,949)	$(3,500)

Common Stock Issued in Exchange for
Equity Investment	—	—	—	—	20,000,000	2,000	29,998,000	—	30,000,000

Common Stock Issued for Services	—	—	—	—	10,000,000	1,000	5,999,000	—	6,000,000

Common Stock Issued for Cash	—	—	—	—	1,334,000	133	1,999,867	—	2,000,000

Preferred Stock Issued for Services	—	—	1,000,000	100	—	—	199,900	—	200,000

Contributed Services	—	—	—	—	—	—	12,000	—	12,000

Net Loss					—	—	—	(36,425,823)	(36,425,823

Balance - December 31, 2008	30,000	3	1,000,000	100	31,865,766	3,186	38,358,160	(36,578,772)	1,782,677

Net Loss for the Period					—	—	—	(186,265)	(186,265

Balance - September 30, 2009	30,000	$3	1,000,000	$100	31,865,766	$3,186	$38,358,160	$(36,765,037)	$1,596,412

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

Basis of Presentation

The Company adopted “fresh-start” accounting as of January 15, 2005 in accordance with procedures specified by ASC 852 formerly, AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by  Entities in Reorganization under the Bankruptcy Code.

Pursuant to ASC 915 (formerly SFAS 7) a “Development Stage Company” is one that devotes most of its activities to establishing a New Business.

- continued -

ST. LAWRENCE ENERGY CORP.

(FORMERLY KNOWN AS UROMED CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note A - The Company - continued

During the year ended December 31, 2008, the Company actively engaged in Research & Development activities in their planned principle business sector and accordingly is deemed a development stage company.  Pursuant to ASC 915 (formerly SFAS 7), cumulative presentation is required for dormant companies that have been re-activated at the development stage.  Accordingly, the financial statements for the year ended 2008 present cumulative totals from the date of entry into the development stage, January 1, 2008. Under the provision in the standard, cumulative information in presented from the deemed date of inception which is the date the dormant company is reactivated to development stage status.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature:  FASB Statement No. 109, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”).  FASB ASC 740 replaces SFAS 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

- continued -

ST. LAWRENCE ENERGY CORP.

(FORMERLY KNOWN AS UROMED CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note B -  Summary of Significant Accounting Policies – continued

Earnings per Share

Earnings per share of common stock are computed in accordance with FASB ASC 240 (prior authoritative literature:  FASB Statement No. 128, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”).  FASB ASC 240 replaces SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

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

Stock-Based Compensation

Stock-based compensation is computed in accordance with FASB ASC 820 (prior authoritative literature:  FASB Statement No. 123R, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”).  FASB ASC 820 replaces SFAS No. 123R which requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method.   The Company does not currently have any outstanding options subject to future vesting.

Note C -Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $36,765,037 at September 30, 2009.

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

Note D -Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (Prior authoritative literature:  FASB Statement 160, "Non-controlling Interests in Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 810-10-65 on its financial statements did not expect it to have a material effect.

- continued -

ST. LAWRENCE ENERGY CORP.

(FORMERLY KNOWN AS UROMED CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Palo Alto, California

NOTES TO  FINANCIAL STATEMENTS

Note D -Recently Issued Accounting Standards – continued

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (Prior authoritative literature: FASB Statement 141(R), "Business Combinations”).  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 805 on its financial statements did not have a material effect.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 815-10 on its financial statements did not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 944 on its financial statements did not expect it to have a material effect.

 In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 (Prior authoritative literature: FASB Statement 165, "Subsequent Events”).  FASB ASC 855-10 establishes principles and requirements for subsequent events.  FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 855-10 did not have a significant effect on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s financial statements.

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

Note G – Related Party Transactions

The former officers and principal stockholders provided, without cost to the Company, services and office space.  The total of these expenses was $0 and $12,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

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

For the nine months ended September 30, 2009 and 2008, research and development was $-0- and $186,148, respectively.

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

Results of Operations

Three-Months Period ended September 30, 2009 Compared to September 30, 2008

During the three months ended September 30, 2009 and 2008, the Company did not generate any revenues. We had operating expenses of $42,850 during the three-months ended September 30, 2009 compared to $22,645 in the same period in the prior year. The increase in our operating expenses is mainly related to our activities to become an operating company in the renewable energy sector. We expect our operating expenses to increase in the next quarters due to additional expenditures related to collaborative research and development efforts with a national research center. We had a net loss of $42,850during the three-months ended September 30, 2009 compared to a net loss of $22,645 during the three-months ended September 30, 2008.

Nine-Month Period ended September 30, 2009 Compared September 30, 2008

During the nine months ended September 30, 2009 and 2008, the Company did not generate any revenues. We had operating expenses of $186,265 during the nine months ended September 30, 2009 compared to $36,527,692 in the same period in the prior year. The decrease in our operating expenses is mainly related to investment impairment of $30,000,000 and the 10 million shares valued at $6,000,000 that were issued to a consultant in 2008. We had a net loss of $186,265 during the nine months ended September 30, 2009 compared to a net loss of $36,527,692 during the nine months ended September 30, 2008.

The Company has generated no profit since inception. We have accumulative losses of $36,612,088 from the Date of Inception as a Development Stage Company.. Subsequent to the Company’s release from bankruptcy on January 19, 2005 the Company became an empty shell.  On January 1, 2008 the Company changed its primary business objective from a shell company to an operating company and therefore became a “Development Stage Company All of these losses are primarily the result of investment impairment, consulting expenses and legal and accounting expenses.

Liquidity and Capital Resources

At September 30, 2009, the Company had $228 in cash.  We are dependent upon interim funding provided by management or affiliated parties to pay professional fees and expenses related to our present business activities. Our management and affiliated parties have agreed to provide funding as may be required to pay for accounting and professional fees and other administrative expenses of the Company. If we require additional financing to further develop our activities to enter the market of advanced photo-voltaic solar products, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and affiliated consultants to fulfill its filing obligations under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of  September 30, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 31, 2009, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2009:

Board Minutes

Our audit procedures disclosed that minutes of the meetings of the board of directors are not maintained. As a result, there is no assurance regarding the discussion that may have taken place at a meeting of the board and likewise, no assurance regarding official actions of the board that may have had a financial impact.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

The public market for our common stock has been very volatile. Since January 1, 2007 to November 11, 2009, the market price for our common stock has ranged from $1.74 to $0.12. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want, at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on November 11, 2009 was $.12 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine months ended September 30, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

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

Dated:  November 13, 2009